Form 10-Q
period 2024-09-30
Tamboran Resources Corp
filed 2024-11-12
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number 001-42149
_________________________
Tamboran Resources Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware	93-4111196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 01, Level 39, Tower One, International Towers Sydney 100 Barangaroo Avenue, New South Wales, Australia	2000
(Address of Principal Executive Offices)	(Zip Code)
(+61) 2 8330 6626
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TBN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of
November 1, 2024 was 14,224,274.

Part I - Financial Information
Item 1.  Financial Statements.
The Condensed Consolidated Financial Statements of Tamboran Resources Corporation (the “Company”)
presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Article 10 of
Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In dollars)

	Note	September 30, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents		$74,042,004	$74,745,897
Trade and other receivables:
Joint interest billing		3,096,440	10,298,322
ATO receivable		1,471,724	700,115
Other tax receivables		10,124	11,514
Assets held for sale	3	7,990,000	8,366,000
Prepaid expenses and other current assets		3,350,342	3,209,033
Total current assets		89,960,634	97,330,881
Natural gas properties, successful efforts method:
Unproved properties	3	259,656,933	230,119,448
Assets under construction - natural gas equipment	3	10,411,399	7,542,064
Property, plant and equipment, net	3	74,792	102,244
Operating lease right-of-use assets	4	1,019,104	962,052
Finance lease right-of-use assets	4	18,164,738	20,697,452
Prepaid expenses and other non-current assets		1,932,677	1,889,890
Total non-current assets		291,259,643	261,313,150
TOTAL ASSETS		$381,220,277	$358,644,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$16,125,305	$14,832,599
Current portion of operating lease obligations	4	360,801	397,999
Current portion of finance lease obligations	4	18,220,258	12,767,400
Total current liabilities		34,706,364	27,997,998
Operating lease obligations	4	725,571	587,250
Finance lease obligations	4	9,556,380	14,141,713
Asset retirement obligations	6	9,091,902	8,140,992
Other non-current liabilities		98,772	90,378
Total non-current liabilities		19,472,625	22,960,333
Total liabilities		54,178,989	50,958,331

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 and unlimited common stock authorized; 14,224,274 and 13,915,524 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively.	7	14,224	13,915
Additional paid-in capital		412,654,014	404,594,023
Accumulated other comprehensive loss		(792,014)	(11,512,975)
Accumulated deficit		(136,274,345)	(130,379,771)
Total Tamboran Resources Corporation stockholders’ equity		275,601,879	262,715,192
Noncontrolling interest		51,439,409	44,970,508
Total stockholders’ equity		327,041,288	307,685,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$381,220,277	$358,644,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In dollars, except share amounts)

		Three months ended September 30,
	Note	2024	2023
Revenue and other operating income		$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(2,219,133)	(1,257,991)
Consultancy, legal and professional fees		(1,679,678)	(1,380,871)
Depreciation and amortization		(30,675)	(29,012)
Loss on remeasurement of assets classified as held for sale	3	(376,000)	—
Accretion of asset retirement obligations	6	(257,738)	(214,315)
Exploration expense		(1,009,509)	(904,864)
General and administrative		(1,405,338)	(528,939)
Total operating costs and expenses		(6,978,071)	(4,315,992)
Loss from operations		(6,978,071)	(4,315,992)
Other income (expense)
Interest income, net		796,043	83,788
Foreign exchange (loss) gain, net		(254,032)	614,346
Other expenses, net		(319,507)	(134,275)
Total other income (expense)		222,504	563,859
Net loss		(6,755,567)	(3,752,133)
Less: Net loss attributable to noncontrolling interest		(860,993)	(562,435)
Net loss attributable to Tamboran Resources Corporation stockholders		$(5,894,574)	$(3,189,698)
Comprehensive income (loss)
Net loss		$(6,755,567)	$(3,752,133)
Other comprehensive income (loss)
Foreign currency translation		12,148,177	(5,317,598)
Total comprehensive income (loss)		5,392,610	(9,069,731)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		566,223	(1,401,920)
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$4,826,387	$(7,667,811)
Net loss per common stock
Basic and diluted	10	$(0.417)	$(0.376)
Weighted average number of common stock outstanding
Basic and diluted	10	14,124,788	8,486,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In dollars)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2023	$7,080	$259,298,821	$(11,310,125)	$(108,461,300)	$139,534,476	$21,046,470	$160,580,946
Issuance of common stock, net of issuance cost	1,503	34,396,910	—	—	34,398,413	—	34,398,413
Contributions from noncontrolling interest holders	—	—	—	—	—	6,149,495	6,149,495
Stock-based compensation	—	268,403	—	—	268,403	—	268,403
Foreign exchange translation	—	—	(4,478,113)	—	(4,478,113)	(839,485)	(5,317,598)
Net loss	—	—	—	(3,189,698)	(3,189,698)	(562,435)	(3,752,133)
Balance at September 30, 2023	$8,583	$293,964,134	$(15,788,238)	$(111,650,998)	$166,533,481	$25,794,045	$192,327,526
Balance at July 1, 2024	$13,915	$404,594,023	$(11,512,975)	$(130,379,771)	$262,715,192	$44,970,508	$307,685,700
Issuance of common stock under greenshoe option, net of issuance cost	309	6,930,541	—	—	6,930,850	—	6,930,850
Contributions from noncontrolling interest holders	—	—	—	—	—	5,902,678	5,902,678
Stock-based compensation	—	1,129,450	—	—	1,129,450	—	1,129,450
Foreign exchange translation	—	—	10,720,961	—	10,720,961	1,427,216	12,148,177
Net loss	—	—	—	(5,894,574)	(5,894,574)	(860,993)	(6,755,567)
Balance at September 30, 2024	$14,224	$412,654,014	$(792,014)	$(136,274,345)	$275,601,879	$51,439,409	$327,041,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In dollars)

	Three months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,755,567)	$(3,752,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,675	29,012
Stock-based compensation	1,129,450	268,403
Foreign exchange (gain) loss, net	254,032	(614,346)
Loss on remeasurement of assets classified as held for sale	376,000	—
Accretion of asset retirement obligations	257,738	214,315
Changes in operating assets and liabilities:
Trade and other receivables	879,882	76,299
Prepaid expenses and other assets	(184,096)	(969,309)
Accounts payable and accrued expenses	(150,084)	1,242,374
Other non-current liabilities	8,394	162,590
Net cash used in operating activities	(4,153,576)	(3,342,795)
Cash flows from investing activities:
Payments for exploration and evaluation	(12,226,577)	(18,867,528)
Payments for assets under construction	(2,669,138)	—
Advance received for sale of assets held for sale	400,000	—
Net cash used in investing activities	(14,495,715)	(18,867,528)
Cash flows from financing activities:
Proceeds from issue of common stock	—	36,151,220
Proceeds from issue of shares under greenshoe option	7,410,000	—
Contributions received from noncontrolling interest holders	11,454,459	—
Common stock issue transaction costs	(2,120,042)	(1,752,807)
Net cash from financing activities	16,744,417	34,398,413
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,904,874)	12,188,090
Cash and cash equivalents and restricted cash at the beginning of period	74,745,897	7,056,136
Effects of exchange rate changes on cash and cash equivalents	1,200,981	2,377,745
Cash and cash equivalents and restricted cash at the end of period	$74,042,004	$21,621,971
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$2,683,682	$619,591
Asset retirement obligations	$(326,433)	$(72,433)
Stock-based compensation	$(1,129,450)	$(268,403)
Contribution receivable from noncontrolling interest holders	$3,306,021	$6,149,495
Operating lease right-of-use assets and lease liabilities	$(57,052)	$(78,933)
Interest accrued on finance lease liabilities	$(795,924)	$(815,910)
Finance lease right-of-use assets and lease liabilities	$—	$(25,812,769)
Non-cash finance lease costs capitalized to unproved properties	$3,328,639	$3,913,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Business and Basis of Preparation
General
Tamboran Resources Corporation (the “Company” or “Tamboran” and together with its consolidated subsidiaries, the “Group”) is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern
Territory (“NT”) of Australia. The Group is in the exploration stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin (“Beetaloo” or
“Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contains any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of September 30,
2024.
Going Concern and Management’s Liquidity Plan
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of September 30, 2024, the Group had:
•not generated revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future;
•a working capital surplus of $47,264,270 (excluding assets held for sale);
•an accumulated deficit of $136,274,345 since inception; and
•significant expenditures planned for the unproved properties in the next 12 months.
These factors raise substantial doubt regarding the Group’s ability to continue as a going concern for the 12 months following the date these condensed consolidated financial statements were available for issuance. The continuation of the
Group as a going concern is dependent upon the ability of the Group to obtain necessary additional capital to fund ongoing exploration, appraisal and development projects and/or obtain gas producing properties to attain future profitable operations. No assurance can be given that the Group will be successful in these efforts in the future.
Management has several plans in various stages of progress to source additional funding to provide operating capital for continued growth of the Group. Therefore, these condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and liabilities that might be necessary should the Group be unable to continue as a going concern.
Basis of Presentation of Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the
Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures and information required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements and notes therein should be read in conjunction with the financial statements and notes included in our consolidated financial statements for the year ended June 30, 2024 (“Group’s Annual Financial Statements”).
These condensed consolidated financial statements reflect all adjustments, in the opinion of management, which include normal and recurring adjustments necessary to fairly state the Group’s consolidated financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results for any other future annual or interim period. The June 30, 2024, condensed consolidated balance sheet was derived from the audited Group’s Annual Financial Statements but does not include all disclosures required by U.S. GAAP for annual financial statements.

Significant Judgments and Accounting Estimates
The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities reported in the condensed consolidated financial statements and the accompanying notes. There have been no significant changes to the Group’s accounting estimates from those disclosed in the Group’s Annual Financial Statements.
Significant Accounting Policies
The Group’s significant accounting policies are described in the notes to the consolidated financial statements for the year ended June 30, 2024, included in the Group’s Annual Financial Statements. There have been no significant changes in accounting policies during the three months ended September 30, 2024.
Foreign Currency Translation
These condensed consolidated financial statements are presented in US dollars (“$” or “dollars”) and the functional currency of the Group is the Australian Dollar (“A$”). Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of “Accumulated Other Comprehensive
Loss”, a separate component of stockholders’ equity.
Foreign Currency Transactions
Foreign currency transactions are translated into the Company’s functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at financial year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the condensed consolidated statements of operations and comprehensive loss.
Leases
As a Lessee
The Group accounts for leases under ASC 842, Leases (“ASC 842”). The Group determines if an arrangement is a lease at inception of the arrangement and if such lease will be classified as an operating lease or a finance lease. The
Group’s leases represent its right to use an underlying asset for the lease term. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the
Group’s leases do not provide an implicit rate, the Group used a proxy for its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.
The Group has elected to account for lease and non-lease components in its contracts as a single lease component for all asset classes except for office premises.
Operating leases are included in “Operating lease right-of-use assets” within the Group’s condensed consolidated balance sheet. The Group’s related obligation to make lease payments are included in “Current portion of operating lease obligations” and “Operating lease obligations” within the Group’s condensed consolidated balance sheet. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.
Finance leases are included in “Finance lease right-of-use assets” within the Group’s condensed consolidated balance sheet. The Group’s related obligation to make lease payments are included in “Current portion of finance lease obligations”
and “Finance lease obligations” within the Group’s condensed consolidated balance sheet. Finance lease expense includes amortization of the ROU assets and interest on lease liabilities. The Group capitalizes the finance lease expense as a part of unproved properties when the leased asset is directly involved in the drilling of wells (i.e. the finance lease expense is a direct cost of drilling wells).
Leases with a lease term of 12 months or less are not recorded on the condensed consolidated balance sheet and are recognized as lease expense on a straight-line basis over the lease term. When it is reasonably certain the Group will exercise an option to extend the short-term lease beyond 12 months, the cost will be capitalized.

As a Lessor
Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded within
“Other expenses, net” in the condensed consolidated statements of operations and comprehensive loss.
Natural Gas Properties
The Group is in the exploration stage and has not yet realized any revenues from its operations. The Group holds a number of exploration permits that are grouped into areas of interest according to geographical and geological attributes.
Expenditure incurred in each area of interest is accounted for using the successful efforts method, as defined within ASC
932, Extractive Activities – Oil and Gas.
Under this method, all general exploration and evaluation costs such as geological and geophysical costs are expensed as incurred. The direct costs of acquiring the rights to explore, drilling exploratory wells, and evaluating the results of drilling are capitalized as exploration and evaluation assets (as a part of unproved properties) pending the determination of the results of the well. If a well does not result in hydrocarbons being present, the previously capitalized costs are immediately expensed.
Note 2 – Variable Interest Entities
Tamboran (B1) Pty Ltd (“TB1”) is a 50/50 joint venture between the Company, through its wholly owned subsidiary
Tamboran (West) Pty Ltd (“TR West”), and Daly Waters Energy, LP ("DWE") governed by the amended and restated joint venture and shareholders agreement dated June 3, 2024 (the “TB1 Joint Venture Agreement”). In assessing the primary beneficiary of TB1, the Company determined the primary activities that most significantly impact the economic performance of TB1 include serving as the manager, determining the strategy and direction of TB1, and the power to create a budget.
The Company was appointed as the manager to manage and carry out day-to-day operations which supports the basis of Tamboran as the primary beneficiary. The Company, as manager, also prepares the work plans and budget of TB1. As such it was determined that the Company has the power to direct TB1’s activities that most significantly impact TB1’s economic performance. As a result of the assessment performed, the results of TB1 have been included in the accompanying condensed consolidated financial statements. TB1 has no assets that are collateral for or restricted solely to settle its obligations. The creditors of TB1 do not have recourse to the Group’s general credit.
The Company also assessed which party to the TB1 Joint Venture Agreement has the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The future profits and losses of
TB1 are shared by the Company and DWE in proportion to their respective equity interest in TB1, however, to date the
Company has contributed a greater proportion of the capital and has no ability to recoup any of the excess funding the
Company has made to TB1 from DWE and therefore has a greater exposure to absorb losses.
A loan was provided to TR West from Tamboran Resources Pty Ltd (formerly known as Tamboran Resources
Limited) ("TR Ltd."), a wholly owned subsidiary of the Company. The loan was used by TR West to acquire its interest in
TB1. On November 9, 2022, TB1 completed the acquisition of a 77.5% share of Beetaloo Basin assets, EP 76, EP 98, and
EP 117. As a result of the TB1 Joint Venture Agreement, the Company and DWE each beneficially acquired a 38.75%
interest in the permits for the total undivided interest of 77.5%. Falcon Oil and Gas Australia limited ("Falcon") holds the remaining undivided interest of 22.5% in the assets (collectively known as the "Beetaloo Joint Venture").
On March 4, 2024, Falcon, the owner of the remaining 22.5% interest in the Beetaloo Joint Venture assets, capped its participation to 5% in the Beetaloo Joint Venture’s second Shenandoah South well pad (“SS2”). On March 21, 2024,
Tamboran B2 Pty Ltd ("TB1 Operator") (a wholly owned subsidiary of TB1 in which the Company has a 50% interest)
agreed to pick up Falcon’s interest, increasing TB1 Operator’s working interest to at least 95% in the wells drilled from the
SS2 well pad.

The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$8,454,574	$1,488,541
Trade and other receivables:
Joint interest billing	3,096,440	10,298,322
Intercompany receivable	5,526,088	7,415,684
ATO receivable	1,138,054	615,480
Prepaid expenses and other current assets	1,805,605	1,476,094
Total current assets	20,020,761	21,294,121
Natural gas properties, successful efforts method:
Unproved properties	194,418,892	167,998,061
Assets under construction- natural gas equipment	10,411,398	7,542,064
Finance lease right-of-use assets	19,096,969	20,697,452
Prepaid expenses and other non-current assets	402,565	385,215
Total non-current assets	224,329,824	196,622,792
TOTAL ASSETS	$244,350,585	$217,916,913

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$12,098,118	$10,569,865
Current portion of finance lease obligations	18,795,312	12,767,400
Total current liabilities	30,893,430	23,337,265
Finance lease obligations	10,193,335	14,141,713
Asset retirement obligations	4,821,472	4,174,178
Loan from Tamboran	128,124,936	113,096,572
Total non-current liabilities	143,139,743	131,412,463
TOTAL LIABILITIES	$174,033,173	$154,749,728
Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of September 30, 2024 and June 30, 2024, amounting to
$259,656,933 and $230,119,448, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the three months ended September 30, 2024, and 2023. These assets will be reclassified to proven gas properties upon commencement of production and then subsequently depleted.
During the three months ended September 30, 2024 and September 30, 2023, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
	EP 161	EP136	EP 76, 98 and 117	Total
Balance at July 1, 2024	$23,744,221	$51,035,326	$155,339,901	$230,119,448
Capital expenditure	15,687	234,594	14,659,978	14,910,259
Restoration assets	—	—	326,433	326,433
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	3,328,639	3,328,639
Effect of changes in foreign exchange rates	1,051,310	2,268,552	7,652,292	10,972,154
Balance at September 30, 2024	$24,811,218	$53,538,472	$181,307,243	$259,656,933

Property, Plant and Equipment
The Group held property, plant and equipment, including leasehold improvements, as of September 30, 2024 and
June 30, 2024, amounting to $74,792 and $102,244, respectively.
Assets Under Construction
In April, 2024 the Group began to execute agreements for long lead items required for the Sturt Plateau Compression
Facility (“SPCF”) in the Beetaloo Basin. These items included essential plant components comprising of a compressor and dehydration unit that would convert future raw gas to meet sales gas quality, subject to the terms of definitive development agreements. During the three months ended September 30, 2024, the Group commenced detailed design of the SPCF. The
Group held total assets under construction related to the SPCF as of September 30, 2024 and June 30, 2024 of $10,411,399
and $7,542,064 respectively.
The 40 MMcf/d SPCF is expected to be connected to the Amadeus Gas Pipeline ("AGP") via the construction of the 35-kilometer Sturt Plateau Pipeline ("SPP") subject to achieving project milestones and executing further agreements.
Loss on Assets Classified as Held for Sale
During the three months ended September 30, 2024, the Group had rig 403 classified as held for sale. In September,
2024, the Group entered into an exclusivity agreement with a third party for the sale of rig 403 for $8,500,000 (excluding a sales commission of 6%). On September 30, 2024, the Group received a non-refundable advance payment of $400,000 for a 30-day exclusivity period. As this exclusivity agreement indicated a firm offer, the Group recognized a loss on assets held for sale of $376,000 to reduce the asset to the lower of its carrying amount and the fair value less costs to sell.
Subsequent to September 30, 2024, the Group completed the sale of rig 403. Refer to Note 13 for additional details.
Note 4 – Leases
As a Lessee
The Group’s operating lease activities consist of leases for office premises.

cing July 1, 2024, the Group entered into a new lease agreement with Drecom Pty Ltd ATF English Family Trust for their office premises in Darwin, Australia. The term of the lease is three years, with an option to further renew the lease for two years.
Commencing October 1, 2023, the Group entered into a new lease agreement with Lendlease IMT (OITST ST) Pty
Ltd for their office premises in Barangaroo, Australia. The term of the lease is four years, with no option to renew.
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC ("H&P") for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the Gap Period consumed, additional days are added to the fixed minimum term. As of September 30, 2024, the end date of the drilling contract for the current rig is mid-July 2026. The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 13.5% p.a., which was recognized in finance lease liabilities in the condensed consolidated balance sheet.

The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets:

	September 30, 2024	June 30, 2024
Right-of-use assets:
Operating lease right-of-use assets	$1,019,104	$962,052
Finance lease right-of-use assets	18,164,738	20,697,452
	19,183,842	21,659,504

Lease liabilities:
Current portion of operating lease obligations	360,801	397,999
Non-current portion of operating lease obligations	725,571	587,250
Current portion of finance lease obligations	18,220,258	12,767,400
Non-current portion of finance lease obligations	9,556,380	14,141,713
	$28,863,010	$27,894,362
For the three months ended September 30, 2024, and 2023, the components of the lease costs were as follows:

	Three months ended September 30,
	2024	2023
Operating leases:
Operating lease cost charged to profit and loss	$157,146	$70,514

Finance leases:
Interest on lease liabilities	795,924	815,910
Depreciation on right-of-use assets	2,532,715	3,097,532
Total finance lease cost	3,328,639	3,913,442
Less: Lease cost capitalized to unproved properties	(3,328,639)	(3,913,442)
Finance lease cost charged to profit and loss	$—	$—
The following table presents the cash flow information related to lease payments for the three months ended
September 30, 2024, and 2023:

	Three months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$157,146	$70,514
Financing cash flows for finance leases	—	—
	$157,146	$70,514
The following table presents supplemental information for the Group’s non-cancellable leases for the three months ended September 30, 2024, and 2023:

	Three months ended September 30,
	2024	2023
Operating leases:
Weighted-average remaining lease term	3.57	1.42
Weighted-average incremental borrowing rate	13.50%	3.90%

Finance leases:
Weighted-average remaining lease term	1.83	2.83
Weighted-average incremental borrowing rate	13.45%	13.45%

As of September 30, 2024, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows:

As at September 30, 2024	Operating leases	Finance leases
Fiscal year ending June 30, 2025 (excluding three months period from July 1, 2024 to September 30, 2024)	$392,879	$15,419,850
Fiscal year ending June 30, 2026	356,745	14,417,500
Fiscal year ending June 30, 2027	368,215	632,000
Thereafter	177,578	—
Total lease payments	1,295,417	30,469,350
Less: Imputed interest	(209,045)	(2,692,712)
Present value of lease liabilities	$1,086,372	$27,776,638
As a Lessor
On October 15, 2023, the Group entered into an agreement with a third party to sublease its former office premises in
Manly, Australia. The commencement date of the sublease was October 1, 2023, with a lease term of 17 months. Sublease income for the three months ended September 30, 2024, was $81,637 and is included within “Other expenses, net” on the
Group’s condensed consolidated statements of operations and comprehensive loss. There have been no indications of impairment related to the underlying right-of-use asset.
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following:

	September 30, 2024	June 30, 2024
Accounts payable	$7,183,077	$6,619,320
Accrued payroll	391,002	13,216
Compensated absences	744,222	668,825
Defined contribution superannuation payable	—	8,164
Accrued capital expenditure	7,002,385	4,318,703
Accrued expenses	804,619	3,204,371
	$16,125,305	$14,832,599
Note 6 – Asset Retirement Obligations
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
The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for three months ended
September 30, 2024.
The reconciliation of changes in asset retirement obligations for the three months ended September 30, 2024, is as follows:

Three months ended September 30, 2024
Beginning asset retirement obligations	$8,140,992
Liabilities incurred	326,433
Accretion expense	257,738
Effect of changes in foreign exchange rates	366,739
Long-term asset retirement obligations	$9,091,902

Note 7 – Stockholders’ Equity
Movement in Common Stock:

	Date	Tamboran common stock	Issue price	Details	Net proceeds
Balance at July 1, 2024		13,915,524			$396,924,177
Capital raise	July 2024	308,750	$24.00	$7,410,000
Less: Transaction costs		—		$(479,150)	6,930,850
Balance at September 30, 2024		14,224,274			$403,855,027
July 2024 Greenshoe Option
Subsequent to the Initial Public Offering (“IPO”) in June 2024, the underwriters exercised the greenshoe option granted to them to purchase additional shares of common stock of the Company. Under this option, underwriters purchased a total of 308,750 shares of common stock of the Company on July 30, 2024. The net proceeds from the IPO and from the issuance under greenshoe option will be used for natural gas exploration and appraisal activities, progressing the Group’s three phases of development and other general corporate purposes.
Note 8 – Stock-Based Compensation
Milestone Options
During the three months ended September 30, 2024, the Group did not grant any new milestone options to its employees and no milestone options were forfeited.
As of September 30, 2024, the milestone options are substantially below the current market value of the underlying securities. As such, the Company accelerated the recognition of the remaining expense. The Group recognized $138,996
(inclusive of accelerated expense) and $268,403 as stock-based compensation expense related to milestone options for the three months ended September 30, 2024, and September 30, 2023, respectively.
Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Incentive Award Plan (the "2024 Plan"). As of September 30, 2024,
the maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
The 2024 Plan, allows, among other things, for the grant of Restricted Stock Units ("RSUs"). On August 6, 2024, the
Group issued RSUs to certain eligible service providers, employees and executive officers (the “participants”) to provide them an opportunity to participate in the growth and profits of the Group and to attract, motivate, and retain their services to promote the long-term success of the Group.
On August 6, 2024, the Company granted 47,400 Restricted Stock Units (“Retention Awards”) to its employees in
Australia and U.S. The Retention Awards granted to Australian employees entitle them to CHESS Depository Interests
("CDIs") representing 39,250 shares of common stock (each CDI represents 1/200th of a share of common stock).
Similarly, the Retention Awards granted to U.S. employees entitle them to 8,150 shares of common stock. The vesting conditions state that all Retention Awards will vest in full on December 31, 2025, provided the employee remain in service as of the vesting date. The fair value at grant date of the Retention Awards was $21.73 per common stock and $0.109 per
CDI.
On August 6, 2024, the Company also granted 795,000 Restricted Stock Units (“IPO Awards”) to its employees in
Australia and U.S. The IPO Awards granted to Australian employees entitle them to CDIs representing 620,000 shares of common stock. Similarly, the IPO Awards granted to U.S. employees entitle them to 175,000 shares of common stock. The
IPO Awards will vest in following three tranches:
•Tranche 1 – 397,500 IPO Awards granted to Australian and U.S. employees will vest in full on July 3, 2027, provided the employee remains in service as of the vesting date. The fair value at grant date of Tranche 1 was
$21.73 per common stock and $0.109 per CDI.
•Tranche 2 – 98,750 IPO Awards granted to Australian and U.S. employees will vest subject to the completion of the Group’s Phase 1 Development Plan to establish first production of the Shenandoah South Pilot Project and establish first production of 40 TJ/d measured by completion of the milestones (“Vesting Trigger
Conditions”). Full vesting of Tranche 2 may occur at any time between July 3, 2027, and July 3, 2029, should the Vesting Trigger Conditions be satisfied, or unless otherwise determined by the Board of the Company. The fair value at grant date of Tranche 2 was $21.73 per common stock and $0.109 per CDI.
•Tranche 3 – 298,750 IPO Awards granted to Australian and U.S. employees will vest subject to the Company’s
Total Shareholder Return (“TSR”) reaching or exceeding the 75th percentile of the Benchmark Index TSR between July 3, 2027, and July 3, 2029. TSR will be measured against the S&P SmallCap 600 Energy (or any other market index determined by the Board in their sole discretion) (“Benchmark Index”) over the same performance measurement period. The fair value at grant date of Tranche 3 was $19.64 per common stock and
$0.098 per CDI
The grant date fair value of the Tranche 3 RSUs were determined through the use of the Monte Carlo simulation method. This method requires the use of subjective assumptions such as the price and the expected volatility of the
Company’s common stock and its self-determined peer group companies’ stock, risk free rate of return, and cross-
correlations between the Company and its peer group companies. Expected volatilities for the Company and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk-free interest rate is based on the yield on U.S. Treasury Constant Maturity for a term consistent with the remaining performance period. The valuation model assumes dividends, if any, are immediately reinvested.
The following table summarizes the assumptions used to calculate the grant date fair value of the Tranche 3 RSUs granted on August 6, 2024:

Expected term for performance period (in years)	4.9
Expected volatility	74.6%
Risk-free interest rate	3.7%
The Retention Awards and IPO Awards entitle the participants to receive the equivalent value (in cash or shares of common stock/CDIs) of dividends paid on shares of common stock and CDIs, respectively.
The RSUs are not transferable. There are no participation rights or entitlements inherent in the RSUs and the participants will not be entitled to participate in new issues of capital offered to stockholders or holders of CDIs.
If the Company makes a bonus issue of common stock, CDIs, or other securities to existing stockholders or holders of CDIs (other than an issue in lieu or in satisfaction of dividends or by way of dividend reinvestment), the number of shares of common stock or CDIs that must be issued on the exercise of a Retention Award or IPO Award, respectively, will be increased by the number of shares of common stock or CDIs that the participant would have received if the participant had exercised the RSUs before the record date for the bonus issue.
The following table presents the stock-based compensation expense related to our RSUs for the three months ended
September 30, 2024:

	Expense recognized during three months ended September 30, 2024	Remaining expense to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$455,471	$8,182,204	2.75
IPO Awards (Tranche 2)	$113,152	$2,032,686	2.75
IPO Awards (Tranche 3)	$309,395	$5,558,055	2.75
Retention Awards	$112,437	$917,565	1.25
Total	$990,455	$16,690,510
Note 9 – Income Taxes
The effective tax rates for the three months ended September 30, 2024, and 2023 were both nil. The Group’s effective tax rate differed from the applicable statutory income tax rate due to operating losses incurred for the three months ended September 30, 2024, and 2023. The Group has accumulated losses for tax purposes as of September 30,
2024, in the amount of $290,783,210 which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.
As of September 30, 2024, and June 30, 2024, the Group did not have any uncertain tax positions.
Note 10 – Loss Per Share
Basic net loss per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.
The computations for basic and diluted loss per share are as follows:

	Three months ended September 30,
	2024	2023
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(5,894,574)	$(3,189,698)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	14,124,788	8,486,578
Net loss per share, basic and diluted	$(0.417)	$(0.376)
The Company’s potentially dilutive shares, which include outstanding milestone options and RSUs, have not been included in the computation of diluted net loss per share for the three months ended September 30, 2024, and 2023 as the result would be anti-dilutive.
Note 11 – Commitments and Contingencies
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
cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
Capital Commitments

	September 30, 2024	June 30, 2024
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$24,332,061	$23,283,360
EP 161	2,768,940	2,649,600
Beetaloo Joint Venture	65,463,797	62,642,340
Midstream	1,902,385	1,971,843
Sweetpea
Sweetpea’s committed spend as of September 30, 2024, was $24,332,061 which was related to two licenses, EP 136 with total commitments of $14,709,994 and EP 143 with total commitments of $9,622,067.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $14,709,994.

A variation application for EP 143 was submitted to DME in August 2024, and approved in October 2024. The total minimum work program commitments remain the same at $9,622,067 with activity and associated spend being transferred within the license term.
EP 161
For the McArthur working interest, we are obligated to contribute our share of expenses to uphold our stake in EP
161. Our commitment through March 2026 is expected to be $2,768,940 based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
The terms of the Beetaloo Joint Venture necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $65,463,797 related to drilling and multi-stage hydraulic fracturing of five wells, 2D seismic survey, and subsurface studies, with expenditure across EP 76 of $22,264,007, EP 98 of $20,935,782 and
EP 117 of $22,264,008. An application was submitted to DME on September 26, 2024 to vary the year 2 and 3 work program, and is currently pending resolution.
Midstream
Procurement of the long lead items for the SPCF compressor package and dehydration package were placed in June
2024 with progress payments of $1,902,385 required prior to the end of 2025.
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
Legal Proceedings
The Group is a party to legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact to the Group cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Group’s condensed consolidated financial condition, results of operations or cash flows.
Note 12 – Related Party Transactions
The Group transacts with two shareholders identified as related parties, H&P and Mr. Bryan Sheffield. The transactions during the three months ended September 30, 2024 are as follows.
H&P
During the year ended June 30, 2023, the Group entered into a strategic alliance with H&P and secured a
$15,000,000 equity investment from H&P (and as a consequence, a member of the H&P Executive Leadership Team was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the Group’s development plans in
NT Australia through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.

On July 1, 2023, the lease commenced with H&P for the use of the FlexRig® for a 25-month period (Refer to Note
4). During the three months ended September 30, 2024, the Group incurred cost of $3,951,666, relating to a combination of site mobilization, standby, drilling, labor and rig move costs, which remains unpaid as of September 30, 2024 in addition to one open payable of $745,502 from June 2024.
Mr. Sheffield
During the three months ended September 30, 2024, the Group transacted with DWE, an entity controlled by
Mr. Sheffield who has been a shareholder in the Company since November 2021.
The Group and DWE maintain a 50/50 joint venture, TB1 (see Note 2 - Variable Interest Entities).
During the three months ended September 30, 2024, DWE's share of expenditure for which contributions were due was $5,902,678 to fund their share of costs for the Beetaloo Joint Venture. As of September 30, 2024, the Group had
unpaid cash calls owing from DWE in the amount of $3,306,021.
Note 13 – Subsequent Events
Rig 403 sale
In October 2024, the Group completed the disposal of the rig 403 at a price of $8,500,000 (of which the Group had received $400,000 in advance during the three months ended September 30, 2024). The Group paid sales commission of
6% on the sales proceeds in November 2024.
Research and Development ("R&D") tax claim
In October 2024, the Group lodged an amended income tax return for the year ended June 30, 2023 claiming eligible
R&D expenditure, which is expected to result in a cash refund of $6,839,963. The amount has not been recorded as a receivable as it is not virtually certain.
SPCF
In October 2024, the Group entered into a Unit Holders and Shareholders Deed with DWE for the establishment of a trust to be owned 50/ 50 by the Group and DWE to own the SPCF.
Also in October 2024, the Group signed a contract with Enscope Pty Ltd ("Enscope"), an Australian engineering consultancy to order long lead items costing $1,976,519, required for the SPCF.
The Group has evaluated its subsequent events occurring after September 30, 2024, through November 12, 2024, which represents the date these condensed consolidated financial statements were available to be issued. No further subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.

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
It is possible that the future financial performance of Tamboran Resources Corporation (the “Company”) may
differ from expectations due to a variety of factors, including but not limited to: our early stage of development with no material revenue expected until 2026 and our limited operating history; the substantial additional capital required for our business plan, which we may be unable to raise on acceptable terms; our strategy to deliver natural gas to the Australian
East Coast and select Asian markets being contingent upon constructing additional pipeline capacity, which may not be secured; the absence of proved reserves and the risk that our drilling may not yield natural gas in commercial quantities or quality; the speculative nature of drilling activities, which involve significant costs and may not result in discoveries or additions to our future production or reserves; the challenges associated with importing U.S. practices and technology to the Northern Territory, which could affect our operations and growth due to limited local experience; the critical need for timely access to appropriate equipment and infrastructure, which may impact our market access and business plan execution; the operational complexities and inherent risks of drilling, completions, workover, and hydraulic fracturing operations that could adversely affect our business; the volatility of natural gas prices and its potential adverse effect on our financial condition and operations; the risks of construction delays, cost overruns, and negative effects on our financial and operational performance associated with midstream projects; the potential fundamental impact on our business if our assessments of the Beetaloo are materially inaccurate; the concentration of all our assets and operations in the Beetaloo, making us susceptible to region-specific risks; the substantial doubt raised by our recurring operational losses, negative cash flows, and cumulative net losses about our ability to continue as a going concern; complex laws and regulations that could affect our operational costs and feasibility or lead to significant liabilities; community opposition that could result in costly delays and impede our ability to obtain necessary government approvals; exploration and development activities in the Beetaloo that may lead to legal disputes, operational disruptions, and reputational damage due to native title and heritage issues; the requirement to produce natural gas on a Scope 1 net zero basis upon commencement of commercial production, with internal goals for operational net zero, which may increase our production costs; the increased attention to environmental, social and governance (“ESG”) matters and environmental conservation measures that could adversely impact our business operations; risks related to our corporate structure; risks related to our common stock and CDIs; and
the other risk factors discussed in the this report and the Company’s filings with the Securities and Exchange Commission
(the “SEC”).
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
Additionally, certain forward-looking and other statements in this report or other locations, such as the Company’s corporate website, regarding ESG matters are informed by various ESG standards and frameworks (which may include standards for the measurement of underlying data) and the interests of various stakeholders. Accordingly, such information may not be, and should not be interpreted as necessarily being “material” under the federal securities laws for SEC reporting purposes, even if the Company uses the word “material” or “materiality” in such discussions. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and the Company’s approach to and discussion of these matters may continue to evolve as well. For example, the
Company’s disclosures may change due to revisions in framework requirements, availability of information, changes in its business or applicable governmental policies, or other factors, some of which may be beyond its control.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements, the accompanying notes to the condensed consolidated financial statements and other financial information included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2024. For further information on items that could impact our financial condition and operating performance, see the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended
June 30, 2024, and “Cautionary Note Regarding Forward-Looking Statements” in this report.
The following tables present selected financial information for the periods presented (dollar amounts in thousands):

	Three months ended September 30,
	2024	2023

Revenue and other operating income	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(2,219)	(1,258)
Consultancy, legal and professional fees	(1,680)	(1,381)
Depreciation and amortization	(31)	(29)
Loss on remeasurement of fair value of assets classified as held for sale	(376)	—
Accretion of asset retirement obligations	(258)	(214)
Exploration expense	(1,010)	(905)
General and administrative	(1,405)	(529)
Total operating costs and expenses	(6,978)	(4,316)
Other income (expense):
Interest income, net	796	84
Foreign exchange (loss) gain, net	(254)	614
Other expenses, net	(320)	(134)
Total other income (expense)	223	564
Net loss	(6,756)	(3,752)
Foreign currency translation	12,148	(5,318)
Total comprehensive income (loss) attributable to noncontrolling interest	566	(1,402)
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	4,826	(7,668)
Quarters Ended September 30, 2024 and 2023
Revenue and other operating income. We have not yet commenced natural gas production, therefore, we did not earn any revenue and other operating income during the three months ended September 30, 2024 and 2023, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock based compensation, increased by $1.0 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due primarily to the restricted stock units granted during the period and increased headcount as compared to the comparative period.
Consultancy, legal and professional fees. Consultancy, legal and professional fees increased by $0.3 million during the three months ended September 30, 2024, as compared to the three months ended September 30,

2023, due to increased professional fees related to U.S. GAAP financial statements. This scope of work was not commenced until subsequent to September 30, 2023 in the prior fiscal year.
Loss on remeasurement of fair value of assets classified as held for sale. The Group recognized a loss on assets classified as held for sale amounting to $0.4 million during the three months ended September 30, 2024, due to a write down of rig 403 to the fair value less costs to sell in the current period, which did not occur in the comparative period.
Accretion of asset retirement obligations expense. For the three months ended September 30, 2024, an expense for accretion of asset retirement obligations of $0.3 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76,
98, 117, 136 and 161, as well as SPCF for the new well and related well pads drilled during the period.
Exploration expense. Exploration expense increased by $0.1 million during the three months ended
September 30, 2024, as compared to three months ended September 30, 2023, due to increased activity for topographical, geographical and geophysical studies and other indirect expenditure.
General and administrative. General and administrative costs increased by $0.9 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, as a result of increased expenses related to travel, insurance, and office and administrative fees.
Interest income, net. Interest income, net increased by $0.7 million during the three months ended
September 30, 2024, as compared to the three months ended September 30, 2023, due to interest received from term deposits during the period ended September 30, 2024.
Foreign currency translation. For the three months ended September 30, 2024, we recognized a foreign currency translation gain of $12.1 million, primarily due to the strengthening of the Australian Dollar as of
September 30, 2024, as compared to July 1, 2024. In the three months ended September 30, 2023, we recognized a foreign currency translation loss of $5.3 million, primarily due to the weakening of the Australian Dollar as of
September 30, 2023, as compared to July 1, 2023. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended September 30, 2024, and 2023. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.
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
•complete our current appraisal drilling and testing program;
•develop and commercialize our assets, including development of pipelines, the proposed NT LNG facility and other infrastructure;

•opportunistically invest in additional natural gas assets adjacent to our current positions; and
•incur expenses related to operating as a public company and compliance with regulatory requirements.
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
For the remainder of fiscal year ended June 30, 2025, we estimate that we will need to invest approximately
$70.0 million to progress our development plans. We expect the additional proceeds from the rig 403 asset sale, received in October 2024, together with our existing cash on hand, to be sufficient to fund our planned drilling and flow testing of SS-2H and SS-3H. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	September 30, 2024	June 30, 2024
Cash and cash equivalents	$74,042	$74,746
As of September 30, 2024, we had $74.0 million of cash and cash equivalents. This balance represents a decrease of $0.7 million from June 30, 2024, due to incoming funds of $5.3 million from the greenshoe option exercised in July 2024, and cash calls received of $13.6 million offset primarily by spending on operations, primarily the ongoing drilling of the SS-2H pilot well during the quarter ended September 30, 2024.
Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	September 30, 2024	June 30, 2024
Capital commitments:
Sweetpea	$24,332	$23,283
EP 161	$2,769	$2,650
Beetaloo Joint Venture	$65,464	$62,642
Midstream	$1,902	$1,972
Sweetpea
As of September 30, 2024, the Company’s wholly owned subsidiary, Sweetpea committed to spend $24.3 million related to two licenses, EP 136 with total commitments of $14.7 million and EP 143 with total commitments of $9.6 million over the following five years.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”)
(formerly the Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of
$14.7 million.
A variation application for EP 143 was submitted to DME in August 2024, and approved in October 2024.
The total minimum work program commitments remain the same at $9.6 million with activity and associated spend being transferred within the license term.
EP 161
For the McArthur working interest, we are obligated to contribute our share of expenses to uphold our stake in
EP 161. Our commitment through March 2026 is approximately $2.8 million based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
The terms of the Beetaloo Joint Venture necessitate specific minimum work obligations through May 2028.
These commitments include an expected spend of $65.5 million related to drilling and multi-stage hydraulic fracturing of five wells, 2D seismic survey, and subsurface studies, with expenditure across EP 76 of $22.3 million,
EP 98 of $20.9 million, and EP 117 of $22.3 million . An application was submitted to DME on September 26, 2024 to vary the year 2 and 3 work program, and is currently pending resolution.
Midstream
Procurement of the long lead items for the SPCF compressor package and dehydration package were placed in
June 2024 with progress payments of $1.9 million required prior to the end of 2025.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended September 30,
	2024	2023
Statement of Cash Flows:
Net cash used in operating activities	$(4,154)	$(3,343)
Net cash used in investing activities	(14,496)	(18,868)
Net cash from financing activities	16,744	34,398
Net Cash Used in Operating Activities
For the three months ended September 30, 2024, net cash used in operating activities was $4.2 million during which we incurred a net loss of $6.8 million, compared to net cash used in operating activities for the three months ended September 30, 2023, of $3.3 million, during which we incurred a net loss of $3.8 million The net loss for the three months ended September 30, 2024, included the non-cash impacts of depreciation and amortization, stock-based compensation, loss on remeasurement of assets classified as held for sale, accretion of asset retirement obligations, and foreign exchange differences. Additionally, in the three months ended September 30, 2024, net favorable changes in operating assets and liabilities totaled $0.6 million, primarily consisting of a $0.2 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a $0.9 million decrease in trade and other receivables, and a $0.2 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the three months ended September 30, 2024, net cash used in investing activities was $14.5 million compared to $18.9 million for the three months ended September 30, 2023. In the period ended September 30, 2024,

there was spend on exploration and evaluation activities of $12.2 million in connection with the drilling of the SS2-
H pilot well, expenditure of $2.7 million related to the detailed design of SPCF, offset by the non-refundable advance payment of $0.4 million for rig 403.
Net Cash from Financing Activities
For the three months ended September 30, 2024, net cash received in financing activities was $16.7 million compared to $34.4 million received for the three months ended September 30, 2023. This change was primarily due to the receipt of $7.4million in gross proceeds from the greenshoe option exercised in July 2024, $11.5 million attributable to contributions from noncontrolling interest holders in connection with investments by DWE, partially offset by transaction costs of $2.1 million.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets, liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following critical accounting policies relate to the more significant estimates and assumptions used in preparing the consolidated financial statements.
The impact of, and any associated risks related to, estimates and assumptions are discussed within
Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Condensed Consolidated Financial Statements, if applicable, where estimates and assumptions affect the
Company’s reported and expected financial results.
There have been no other material changes in critical accounting estimates at September 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting due to the material weakness that was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.
As discussed in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the
year ended June 30, 2024, we identified the following deficiencies in our internal control over financial reporting, which in the aggregate, constituted a material weakness:
i) lack of sufficient evidence retained of the performance of internal controls,
ii) insufficient resources in key accounting and finance roles leading to inadequate segregation of duties,
iii) lack of manage access and manage change IT general controls over the cloud-based enterprise resource planning system, and
iv) accounting for complex transactions in accordance with U.S. GAAP.

Status of Remediation Efforts
In response to the material weakness identified and described above, our management, with the oversight of the Audit & Risk Management Committee of our Board of Directors, will continue to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness. As part of our plan to address this material weakness, we are performing a full review, with the assistance of external consultants, of our processes and internal controls. We have implemented, and plan to continue to implement, new controls and processes. We will also provide training to control owners, supported by external consultants, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the operation of internal controls. We will also continue to hire accounting, finance and cyber security personnel who possess the required technical knowledge to ensure reporting requirements are met and segregation of duties are maintained. Finally, we have implemented a new enterprise resource planning system to better support our financial reporting, including any related internal controls.
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
Changes in Internal Control Over Financial Reporting
Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended
September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes in risk factors for the quarterly period ended September 30, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the planned use of proceeds from the description included on Form S-1 (File
No. 333-279119), as amended, declared effective by the SEC on June 26, 2024.
No shares of the Company’s common stock were repurchased during the three months ended September 30, 2024.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.

Item 6. Exhibits
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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the
Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and
Comprehensive Loss, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed
Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data file (formatted as iXBRL and contained in Exhibit 101).

*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tamboran Resources Corporation
Date: November 12, 2024
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer