Form 10-Q
period 2024-12-31
Tamboran Resources Corp
filed 2025-02-12
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of February
1, 2025 was 14,536,774.

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

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In dollars)

	Note	December 31, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents		$59,442,407	$74,745,897
Trade and other receivables:
Joint interest billing		3,565,181	10,298,322
ATO receivable		2,072,833	700,115
Other tax receivables		45,478	11,514
Assets held for sale	3	—	8,366,000
Prepaid expenses and other current assets		2,188,368	3,209,033
Total current assets		67,314,267	97,330,881
Natural gas properties, successful efforts method:
Unproved properties	3	264,156,414	230,119,448
Assets under construction - natural gas equipment	3	11,850,337	7,542,064
Property, plant and equipment, net	3	222,898	102,244
Operating lease right-of-use assets	4	833,824	962,052
Finance lease right-of-use assets	4	15,632,023	20,697,452
Prepaid expenses and other non-current assets		2,909,823	1,889,890
Total non-current assets		295,605,319	261,313,150
TOTAL ASSETS		$362,919,586	$358,644,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$22,565,505	$14,832,599
Current portion of operating lease obligations	4	279,401	397,999
Current portion of finance lease obligations	4	15,205,744	12,767,400
Total current liabilities		38,050,650	27,997,998
Operating lease obligations	4	573,239	587,250
Finance lease obligations	4	6,618,699	14,141,713
Asset retirement obligations	6	8,523,832	8,140,992
Other non-current liabilities		103,976	90,378
Total non-current liabilities		15,819,746	22,960,333
Total liabilities		53,870,396	50,958,331

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 authorized; 14,536,774 and 13,915,524 issued and outstanding at December 31, 2024 and June 30, 2024, respectively.		14,536	13,915
Additional paid-in capital		420,230,876	404,594,023
Accumulated other comprehensive loss		(25,924,767)	(11,512,975)
Accumulated deficit		(150,441,291)	(130,379,771)
Total Tamboran Resources Corporation stockholders’ equity		243,879,354	262,715,192
Noncontrolling interest		65,169,836	44,970,508
Total stockholders’ equity		309,049,190	307,685,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$362,919,586	$358,644,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In dollars, except share amounts)

		Three months ended December 31,		Six months ended December 31,
	Note	2024	2023	2024	2023
Revenue and other operating income		$—	$—	$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(1,682,928)	(506,403)	(3,902,061)	(1,764,394)
Consultancy, legal and professional fees		(1,004,147)	(2,404,404)	(2,683,825)	(3,785,275)
Depreciation and amortization		(30,740)	(29,072)	(61,415)	(58,084)
Loss on remeasurement of assets classified as held for sale	3	—	(25,605)	(376,000)	(25,605)
Accretion of asset retirement obligations	6	(242,066)	(215,282)	(499,804)	(429,597)
Exploration expense		(1,473,303)	(2,482,137)	(2,482,812)	(3,387,001)
LNG feasibility study expense		(3,232,897)	—	(3,232,897)	—
Checkerboard fee	7	(5,950,000)	—	(5,950,000)	—
General and administrative		(1,398,766)	(1,069,047)	(2,804,104)	(1,597,986)
Total operating costs and expenses		(15,014,847)	(6,731,950)	(21,992,918)	(11,047,942)

Loss from operations		(15,014,847)	(6,731,950)	(21,992,918)	(11,047,942)
Other income (expense)
Interest income, net		705,428	164,743	1,501,471	248,531
Foreign exchange loss, net		(1,227,852)	(888,538)	(1,481,884)	(274,192)
Other income (expense), net		37,167	(64,752)	(282,340)	(199,027)
Total other income (expense)		(485,257)	(788,547)	(262,753)	(224,688)

Net loss		(15,500,104)	(7,520,497)	(22,255,671)	(11,272,630)
Less: Net loss attributable to noncontrolling interest		(1,333,158)	(1,494,166)	(2,194,151)	(2,056,601)
Net loss attributable to Tamboran Resources Corporation stockholders		$(14,166,946)	$(6,026,331)	$(20,061,520)	$(9,216,029)

Comprehensive income (loss)
Net loss		$(15,500,104)	$(7,520,497)	$(22,255,671)	$(11,272,630)
Other comprehensive income (loss)
Foreign currency translation		(29,158,105)	13,650,998	(17,009,928)	8,333,400
Total comprehensive income (loss)		(44,658,209)	6,130,501	(39,265,599)	(2,939,230)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		(5,358,510)	746,029	(4,792,287)	(655,891)
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$(39,299,699)	$5,384,472	$(34,473,312)	$(2,283,339)

Net loss per common stock
Basic and diluted	10	$(0.987)	$(0.690)	$(1.409)	$(1.070)
Weighted average number of common stock outstanding
Basic and diluted	10	14,346,556	8,735,752	14,236,753	8,612,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In dollars)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2023	$7,080	$259,298,821	$(11,310,125)	$(108,461,300)	$139,534,476	$21,046,470	$160,580,946
Issuance of common stock, net of issuance cost	1,503	34,396,910	—	—	34,398,413	—	34,398,413
Contributions from noncontrolling interest holders	—	—	—	—	—	6,149,495	6,149,495
Stock-based compensation	—	268,403	—	—	268,403	—	268,403
Foreign exchange translation	—	—	(4,478,113)	—	(4,478,113)	(839,485)	(5,317,598)
Net loss	—	—	—	(3,189,698)	(3,189,698)	(562,435)	(3,752,133)
Balance at September 30, 2023	$8,583	$293,964,134	$(15,788,238)	$(111,650,998)	$166,533,481	$25,794,045	$192,327,526
Issuance of common stock, net of issuance cost	1,275	24,954,352	—	—	24,955,627	—	24,955,627
Contributions from noncontrolling interest holders	—	—	—	—	—	4,810,909	4,810,909
Stock-based compensation	—	(798)	—	—	(798)	—	(798)
Foreign exchange translation	—	—	11,410,803	—	11,410,803	2,240,195	13,650,998
Net loss	—	—	—	(6,026,331)	(6,026,331)	(1,494,166)	(7,520,497)
Balance at December 31, 2023	$9,858	$318,917,688	$(4,377,435)	$(117,677,329)	$196,872,782	$31,350,983	$228,223,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In dollars)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2024	$13,915	$404,594,023	$(11,512,975)	$(130,379,771)	$262,715,192	$44,970,508	$307,685,700
Issuance of common stock under greenshoe option, net of issuance cost	309	6,930,541	—	—	6,930,850	—	6,930,850
Contributions from noncontrolling interest holders	—	—	—	—	—	5,902,678	5,902,678
Stock-based compensation	—	1,129,450	—	—	1,129,450	—	1,129,450
Foreign exchange translation	—	—	10,720,961	—	10,720,961	1,427,216	12,148,177
Net loss	—	—	—	(5,894,574)	(5,894,574)	(860,993)	(6,755,567)
Balance at September 30, 2024	$14,224	$412,654,014	$(792,014)	$(136,274,345)	$275,601,879	$51,439,409	$327,041,288
Issuance of common stock as checkerboard fee	312	5,949,688	—	—	5,950,000	—	5,950,000
Contributions from noncontrolling interest holders	—	—	—	—	—	19,088,937	19,088,937
Stock-based compensation	—	1,627,174	—	—	1,627,174	—	1,627,174
Foreign exchange translation	—	—	(25,132,753)	—	(25,132,753)	(4,025,352)	(29,158,105)
Net loss	—	—	—	(14,166,946)	(14,166,946)	(1,333,158)	(15,500,104)
Balance at December 31, 2024	$14,536	$420,230,876	$(25,924,767)	$(150,441,291)	$243,879,354	$65,169,836	$309,049,190
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In dollars)

	Six months ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,255,671)	$(11,272,630)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,415	58,084
Stock-based compensation	1,834,418	267,605
Foreign exchange loss, net	1,481,884	274,192
Loss on remeasurement of assets classified as held for sale	376,000	25,605
Accretion of asset retirement obligations	499,804	429,597
Checkerboard fee	5,950,000	—
Interest expense	93,532	—
Changes in operating assets and liabilities:
Trade and other receivables	2,318	(3,167,448)
Prepaid expenses and other assets	679,778	(239,942)
Accounts payable and accrued expenses	2,361,130	2,969,442
Other non-current liabilities	13,598	166,182
Net cash used in operating activities	(8,901,794)	(10,489,313)
Cash flows from investing activities:
Payments for property, plant and equipment	(196,722)	—
Payments for exploration and evaluation	(42,090,373)	(27,036,860)
Payments for assets under construction	(6,603,096)	—
Proceeds from sale of assets held for sale	7,990,000	444,568
Payment of interest on finance lease liabilities	(1,073,889)	(387,045)
Proceeds from government grants for exploration	6,168,698	—
Net cash used in investing activities	(35,805,382)	(26,979,337)
Cash flows from financing activities:
Proceeds from issue of common stock	—	63,811,478
Proceeds from issue of shares under greenshoe option	7,410,000	—
Contributions received from noncontrolling interest holders	30,315,756	6,608,717
Common stock issue transaction costs	(479,150)	(4,457,438)
Payment of performance bond facility establishment fee	(382,564)	—
Repayment of lease liabilities	(5,503,668)	(1,721,511)
Net cash from financing activities	31,360,374	64,241,246
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,346,802)	26,772,596
Cash and cash equivalents and restricted cash at the beginning of period	74,745,897	7,056,136
Effects of exchange rate changes on cash and cash equivalents	(1,956,688)	(661,738)
Cash and cash equivalents and restricted cash at the end of period	$59,442,407	$33,166,994
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$5,845,825	$4,035,841
Asset retirement obligations	$(444,827)	$(72,433)
Stock-based compensation	$(2,756,624)	$(267,605)
Contribution receivable from noncontrolling interest holders	$3,285,517	$4,351,687
Operating lease right-of-use assets and lease liabilities	$(128,228)	$(774,467)
Interest accrued on finance lease liabilities	$(414,617)	$(1,191,036)
Finance lease right-of-use assets and lease liabilities	$—	$(25,812,769)
Non-cash finance lease costs capitalized to unproved properties	$5,480,046	$7,603,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Business and Basis of Preparation
General
Tamboran Resources Corporation (the “Company” or “Tamboran” and together with its consolidated subsidiaries, the “Group”) is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern
Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin
(“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of
December 31, 2024.
Going Concern and Management’s Liquidity Plan
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of December 31, 2024, the Group had:
•not generated revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future;
•a working capital surplus of $29,263,617, arising from proceeds of our Initial Public Offering (“IPO”), the rig
403 sale proceeds and the refund for 2023 Research and Development (“R&D”) tax credit;
•an accumulated deficit of $150,441,291 since inception; and
•significant expenditures planned for the unproved properties in the next 12 months.
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
Management has several plans in various stages of progress to source additional funding to provide operating capital for the continued growth of the Group. As a result, these condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and liabilities that might be necessary should the Group be unable to continue as a going concern.
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
These condensed consolidated financial statements reflect all adjustments, in the opinion of management, which include normal and recurring adjustments necessary to fairly state the Group’s consolidated financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results for any other future annual or interim period. The June 30, 2024 condensed consolidated balance sheet was derived from the audited Group’s Annual Financial Statements but does not include all disclosures required by U.S. GAAP for annual financial statements.
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
Significant Accounting Policies
The Group’s significant accounting policies are described in the notes to the consolidated financial statements for the year ended June 30, 2024, included in the Group’s Annual Financial Statements. There have been no significant changes in accounting policies during the six months ended December 31, 2024.
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
Natural Gas Properties
The Group’s operations are in the exploration and appraisal stage and has not yet realized any revenues from operations. The Group holds a number of exploration permits that are grouped into areas of interest according to geographical and geological attributes. Expenditure incurred in each area of interest is accounted for using the successful efforts method, as defined within ASC 932, Extractive Activities – Oil and Gas.
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
Deferred Debt Issuance Costs
The Group presents unamortized deferred debt issuance costs related to the establishment of a Performance Bond
Facility Agreement (the “Facility Agreement”) as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheets because the outstanding balance under this Facility Agreement may fluctuate as the Group borrows and repays the relevant amounts. The Group amortizes the deferred debt issuance costs over the remaining term of the Facility on a straight-line basis which is reported within “interest income, net” in the condensed consolidated statements of operations and comprehensive loss.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement -
Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses on an interim and annual basis. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Group is currently evaluating ASU 2024-03 and the impact it may have on the Group's consolidated financial statements.
Note 2 – Variable Interest Entities
TB1
Tamboran (B1) Pty Ltd (“TB1”) is a 50/50 joint venture between the Company, through its wholly owned subsidiary
Tamboran (West) Pty Ltd (“TR West”), and Daly Waters Energy, LP (“DWE”) governed by the terms of an amended and restated joint venture and shareholders agreement dated June 3, 2024 (the “TB1 Joint Venture Agreement”). In determining the primary beneficiary of TB1, the Company considered those activities which most significantly impact the economic performance of TB1, include, for example, which entity serves as the manager, determination of the strategy and direction of TB1, and the power to create a budget.
The Group is the sole manager of TB1, responsible for managing the day-to-day operations of TB1. The Group, as manager, also prepares the work plans and budget of TB1. As such the Group has the power to direct those activities which most significantly impact TB1’s economic performance and therefore is the primary beneficiary of TB1. As a result, the results of TB1 have been included in the accompanying condensed consolidated financial statements. TB1 has no assets that are collateral for or restricted solely to settle its obligations. The creditors of TB1 do not have recourse to the Group’s general credit.
The Group also assessed which party to the TB1 Joint Venture Agreement has the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The future profits and losses of TB1 are shared by the Group and DWE in proportion to their respective equity interest in TB1, however, to date the Group has contributed a greater proportion of the capital and has no ability to recoup any of the excess funding the Group has made to
TB1 from DWE and therefore has a greater exposure to absorb losses.

In 2022 Tamboran Resources Pty Ltd (formerly known as Tamboran Resources Limited) (“TR Ltd.”), a wholly owned subsidiary of the Company, made a loan to TR West for purposes of funding TR West’s acquisition of its interest in
TB1. On November 9, 2022, TB1 completed the acquisition of a 77.5% share of Beetaloo Basin assets, EP 76, EP 98, and
EP 117. The Company and DWE each beneficially own a 38.75% interest in the permits for the total undivided interest of
77.5%. Falcon Oil and Gas Australia limited (“Falcon”) holds the remaining undivided interest of 22.5% in the assets
(collectively known as the “Beetaloo Joint Venture”).
On March 4, 2024, Falcon, the owner of the remaining 22.5% interest in the Beetaloo Joint Venture assets, capped its participation to 5% in the Beetaloo Joint Venture’s second Shenandoah South well pad (“SS2”). On March 21, 2024,
Tamboran B2 Pty Ltd (“TB1 Operator”) (a wholly owned subsidiary of TB1 in which the Company has a 50% interest)
agreed to acquire Falcon’s interest, increasing TB1 Operator’s working interest to at least 95% in the wells drilled from the
SS2 well pad.
Pursuant to the TB1 Joint Venture Agreement, the parties are required to implement an approach to dividing the permits whereby Tamboran and DWE pursue a division of TB1 Operator’s interest in the permits such that the title and ownership of the permits will be split evenly between Tamboran and DWE in the specific area in terms of equity interest and number of operated blocks (“Checkerboard Strategy”). The TB1 Joint Venture Agreement provided that if the
Checkerboard Strategy is not implemented by December 31, 2024, due to either:
•the failure to obtain the requisite ministerial approval to effectuate the Checkerboard Strategy; or
•a New Area Joint Venture is not approved by the parties to the Joint Operating Agreement (“JOA”) with respect to joint operations of the subject areas, then, by February 15, 2025, then, the Company must either:
◦pay DWE a cash amount of $7,500,000; or
◦issue CHESS Depository Interests (“CDIs”) to DWE with a value of $15,000,000, based on the volume weighted average price of CDIs traded on the Australian Stock Exchange (“ASX”) at the time during the
30 days on which sales in CDIs were recorded prior to December 31, 2024.
At the time of the IPO, DWE agreed to waive the $7,500,000 payment obligation in respect of the Checkerboard
Strategy in exchange for Tamboran’s issue to DWE, or its nominee, of 312,500 shares of common stock (calculated based on the obligation of $7,500,000 divided by the common stock price at the IPO of $24.00 per share), subject to shareholders'
approval (Refer Note 7), which was granted in November 2024. The obligation to implement the Checkerboard Strategy does not cease with this issuance of shares.

The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$11,230,191	$1,488,541
Trade and other receivables:
Joint interest billing	3,565,181	10,298,322
Intercompany receivable	4,359,082	7,415,684
ATO receivable	2,072,833	615,480
Other receivable	2,463	—
Prepaid expenses and other current assets	1,129,675	1,476,094
Total current assets	22,359,425	21,294,121
Natural gas properties, successful efforts method:
Unproved properties	210,864,387	167,998,061
Assets under construction - natural gas equipment	11,850,337	7,542,064
Finance lease right-of-use assets	15,632,023	20,697,452
Prepaid expenses and other non-current assets	949,247	385,215
Total non-current assets	239,295,994	196,622,792
TOTAL ASSETS	$261,655,419	$217,916,913

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$17,518,868	$10,569,865
Current portion of finance lease obligations	15,205,744	12,767,400
Total current liabilities	32,724,612	23,337,265
Finance lease obligations	6,618,699	14,141,713
Asset retirement obligations	4,575,103	4,174,178
Loan from Tamboran	139,047,677	113,096,572
Total non-current liabilities	150,241,479	131,412,463
TOTAL LIABILITIES	$182,966,091	$154,749,728
SPCF
In October 2024, the Company, through its wholly owned subsidiary Tamboran SPCF Pty Ltd (“TR SPCF”), entered into a Unit Holders and Shareholders Deed with Daly Waters Infrastructure, LP (“DWI”) for the establishment of a trust to be owned 50%/50% by the Company and DWI to own the Sturt Plateau Compression Facility (“SPCF”).
The units within the holding trust structure were issued in October, establishing the entity, however, the SPCF assets, currently held by TB1, have not been transferred as of December 31, 2024. The transfer of the assets is underway and is expected to be completed in the third quarter.
Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of December 31, 2024 and June 30, 2024, amounting to
$264,156,414 and $230,119,448, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the six months ended
December 31, 2024, and 2023. These assets will be reclassified to proven gas properties upon commencement of production and then subsequently depleted.
In October 2024, the Group lodged an amended income tax return for the year ended June 30, 2023 claiming eligible
R&D expenditure for EP 136, which resulted in a cash refund of $6,168,698 in December 2024.

During the six months ended December 31, 2024 and December 31, 2023, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
	EP 161	EP 136	EP 76, 98 and 117	Total
Balance at July 1, 2024	$23,744,221	$51,035,326	$155,339,901	$230,119,448
Capital expenditure	780,079	393,707	49,202,640	50,376,426
Restoration assets	—	—	444,827	444,827
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	6,553,935	6,553,935
Government grant	—	(6,168,698)	—	(6,168,698)
Effect of changes in foreign exchange rates	(1,606,874)	(3,285,570)	(12,277,080)	(17,169,524)
Balance at December 31, 2024	$22,917,426	$41,974,765	$199,264,223	$264,156,414
Property, Plant and Equipment
The Group held property, plant and equipment, including leasehold improvements, as of December 31, 2024 and
June 30, 2024, amounting to $222,898 and $102,244, respectively.
Assets Under Construction
In April 2024, the Group began to execute agreements for long lead items required for the SPCF in the Beetaloo
Basin. These items included essential plant components comprising of a compressor and dehydration unit that would convert future raw gas to meet sales gas quality, subject to the terms of definitive development agreements. During the six months ended December 31, 2024, the Group completed detailed design of the SPCF and received approval of the
Environmental Management Plan (EMP). The Group held total assets under construction related to the SPCF as of
December 31, 2024 and June 30, 2024 of $11,850,337 and $7,542,064 respectively.
The 40 TJ/d (39 MMcf/d) SPCF is expected to be connected to the Amadeus Gas Pipeline (“AGP”) via the construction of the 35-kilometer Sturt Plateau Pipeline (“SPP”) subject to achieving project milestones.
Assets Classified as Held for Sale
In October 2024, the Group completed the disposal of rig 403 at a price of $8,500,000, on which the Group paid a sales commission of 6%. During the six months ended December 31, 2024, the Group recognized a loss on assets held for sale of $376,000 to reduce the asset to the lower of its carrying amount and the fair value less costs to sell (determined based on the sales price above). No gain or loss was recognized on the sale of the rig during the three months ended
December 31, 2024 as it had already been reduced to the fair value less costs to sell in the prior quarter.
No other assets remain held for sale as of December 31, 2024.
Note 4 – Leases
As a Lessee
The Group’s operating lease activities consist of leases for office premises.
Commencing July 1, 2024, the Group entered into a new lease agreement with Drecom Pty Ltd ATF English Family
Trust for their office premises in Darwin, Australia. The term of the lease is three years, with an option to further renew the lease for two years.
On October 1, 2023, the Group entered into a new lease agreement with Lendlease IMT (OITST ST) Pty Ltd for their office premises in Barangaroo, Australia. The term of the lease is four years, with no option to renew.
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the Gap Period consumed, additional days are added to the fixed minimum term. As of December 31, 2024, the end date of the drilling contract for the current rig is mid-July 2026. The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 13.5% p.a., which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets:

	December 31, 2024	June 30, 2024
Right-of-use assets:
Operating lease right-of-use assets	$833,824	$962,052
Finance lease right-of-use assets	15,632,023	20,697,452
	16,465,847	21,659,504

Lease liabilities:
Current portion of operating lease obligations	279,401	397,999
Non-current portion of operating lease obligations	573,239	587,250
Current portion of finance lease obligations	15,205,744	12,767,400
Non-current portion of finance lease obligations	6,618,699	14,141,713
	$22,677,083	$27,894,362
For the three months and six months ended  December 31, 2024, and 2023, the components of the lease costs were as follows:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Operating leases:
Operating lease cost charged to profit and loss	$130,028	$141,471	$287,174	$211,985

Finance leases:
Interest on lease liabilities	692,582	762,171	1,488,506	1,578,081
Depreciation on right-of-use assets	2,532,714	2,927,616	5,065,429	6,025,148
Total finance lease cost	3,225,296	3,689,787	6,553,935	7,603,229
Less: Lease cost capitalized to unproved properties	(3,225,296)	(3,689,787)	(6,553,935)	(7,603,229)
Finance lease cost charged to profit and loss	$—	$—	$—	$—
The following table presents the cash flow information related to lease payments for the six months ended
December 31, 2024, and 2023:

	Six months ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$287,174	$211,985
Financing cash flows for finance leases	5,503,668	1,721,511
	$5,790,842	$1,933,496

The following table presents supplemental information for the Group’s non-cancellable leases for the six months ended December 31, 2024, and 2023:

	Six months ended December 31,
	2024	2023
Operating leases:
Weighted-average remaining lease term	2.91	3.02
Weighted-average incremental borrowing rate	11.50%	9.91%
Finance leases:
Weighted-average remaining lease term	1.58	1.83
Weighted-average incremental borrowing rate	13.45%	13.45%
As of December 31, 2024, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows:

As at December 31, 2024	Operating leases	Finance leases
Fiscal year ending June 30, 2025 (excluding six months period from July 1, 2024 to December 31, 2024)	$203,783	$8,775,073
Fiscal year ending June 30, 2026	320,503	14,417,500
Fiscal year ending June 30, 2027	330,808	632,000
Thereafter	159,538	—
Total lease payments	1,014,632	23,824,573
Less: Imputed interest	(161,992)	(2,000,130)
Present value of lease liabilities[1]	$852,640	$21,824,443
1 Includes both current and long-term portion of the lease liabilities.
As a Lessor
On October 15, 2023, the Group entered into an agreement with a third party to sublease its former office premises in
Manly, Australia. The commencement date of the sublease was October 1, 2023, with a lease term of 17 months. Sublease income for the three months and six months ended December 31, 2024, was $92,669 and $174,306, respectively, and is included within “Other expenses, net” on the Group’s condensed consolidated statements of operations and comprehensive loss. There have been no indications of impairment related to the underlying right-of-use asset.
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following:

	December 31, 2024	June 30, 2024
Accounts payable	$11,242,126	$6,619,320
Accrued payroll	755,943	13,216
Compensated absences	737,818	668,825
Defined contribution superannuation payable	—	8,164
Accrued capital expenditure	9,537,516	4,318,703
Accrued expenses	292,102	3,204,371
Total accounts payable and accrued expenses	$22,565,505	$14,832,599

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
The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for six months ended December 31,
2024.
The reconciliation of changes in asset retirement obligations for the six months ended December 31, 2024, is as follows:

Six months ended December 31, 2024
Beginning asset retirement obligations	$8,140,992
Liabilities incurred	444,827
Accretion expense	499,804
Effect of changes in foreign exchange rates	(561,791)
Long-term asset retirement obligations	$8,523,832
Note 7 – Stockholders’ Equity
Movement in Common Stock

	Date	Tamboran common stock	Fair Market Value at time of Issuance	Details	Net proceeds
Balance at July 1, 2024		13,915,524			$396,924,177
Capital raise	July 2024	308,750	$24.00	$7,410,000
Issuance of common stock as checkerboard fee	November 2024	312,500	$19.04	$5,950,000
Less: Transaction costs		—		$(479,150)	12,880,850
Balance at December 31, 2024		14,536,774			$409,805,027
July 2024 Greenshoe Option
Subsequent to the IPO in June 2024, the underwriters exercised the greenshoe option granted to them to purchase additional shares of common stock of the Company. Under this option, underwriters purchased a total of 308,750 shares of common stock of the Company on July 30, 2024. The net proceeds from the IPO and from the issuance under the greenshoe option will be used for natural gas exploration and appraisal activities, progressing the Group’s three phases of development and other general corporate purposes.
November 2024
At the time of the IPO, DWE agreed to waive the $7,500,000 payment obligation in respect of the Checkerboard
Strategy provided that Tamboran issue to DWE, or its nominee, 312,500 shares of common stock. The number of shares to be issued to satisfy the obligation was calculated as $7,500,000  divided by the IPO share price of $24.00. The issuance of these shares in satisfaction of the obligation was subject to shareholder approval.
Shareholder approval took place at the Annual General Meeting on November 4, 2024 which was determined to be the grant date for the purpose of valuing the common stock. From the time of the IPO in June 2024 to shareholder approval in November 2024, the fair market value of the shares decreased from $24.00 to $19.04, while the number of shares to be issued remained the same. The issuance of these shares completed the satisfaction of the above obligation in respect of the
Checkerboard Strategy (the “Checkerboard fee”) (Refer Note 2).

Note 8 – Stock-Based Compensation
Milestone Options
During the six months ended December 31, 2024, the Group did not grant any new milestone options to its employees and no milestone options were forfeited.
The Company accelerated the recognition of the remaining expense for milestone options during the six months ended December 31, 2024. The Group recognized $138,996 (inclusive of accelerated expense) and $267,605, as stock-
based compensation expense related to milestone options for the six months ended December 31, 2024, and December 31,
2023, respectively. No expense was recognized for the three months ended December 31, 2024. In November 2023,
3,000,000 milestone options were forfeited due to a leaver, resulting in the reversal of previously incurred expense during the three months ended December 31, 2023. This resulted in no expense for milestone options during six months ended
December 31, 2023.
Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Incentive Award Plan (the “2024 Plan”). As of December 31, 2024,
the maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
The 2024 Plan, allows, among other things, for the grant of Restricted Stock Units (“RSUs”). On August 6, 2024, the
Group issued RSUs to certain eligible service providers, employees and executive officers (the “participants”) to provide them an opportunity to participate in the growth and profits of the Group and to attract, motivate, and retain their services to promote the long-term success of the Group.
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
•Tranche 3 – 298,750 IPO Awards granted to Australian and U.S. employees will vest subject to the Company’s
Total Shareholder Return (“TSR”) reaching or exceeding the 75th percentile of the Benchmark Index TSR between July 3, 2027, and July 3, 2029. TSR will be measured against the S&P SmallCap 600 Energy (or any other market index determined by the Board in their sole discretion) (“Benchmark Index”) over the same performance measurement period. The fair value at grant date of Tranche 3 was $19.64 per common stock and
$0.098 per CDI.
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
The following table presents the stock-based compensation costs recognized related to our RSUs for the three months and six months ended December 31, 2024:

	Three months ended December 31, 2024
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$748,273	$7,433,931	2.5
IPO Awards (Tranche 2)	$185,892	$1,846,794	2.5
IPO Awards (Tranche 3)	$508,291	$5,049,764	2.5
Retention Awards	$184,718	$732,847	1.0
Total Cost Incurred	$1,627,174	$15,063,336

Total Stock Compensation Costs Capitalized	899,092
Total Stock Compensation Costs Expensed	$728,082
Total Cost Incurred	$1,627,174

	Six months ended December 31, 2024
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$1,203,744	$7,433,931	2.5
IPO Awards (Tranche 2)	$299,043	$1,846,794	2.5
IPO Awards (Tranche 3)	$817,686	$5,049,764	2.5
Retention Awards	$297,155	$732,847	1.0
Total Cost Incurred	$2,617,628	$15,063,336

Total Stock Compensation Costs Capitalized	899,092
Total Stock Compensation Costs Expensed	$1,718,536
Total Cost Incurred	$2,617,628

Note 9 – Income Taxes
The effective tax rates for the three months and six months ended December 31, 2024, and 2023 were nil. The
Group’s effective tax rate differed from the applicable statutory income tax rate due to operating losses incurred for the three months and six months ended December 31, 2024, and 2023. The Group has accumulated losses for tax purposes as of December 31, 2024, in the amount of $301,247,473 which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.
As of December 31, 2024, and June 30, 2024, the Group did not have any uncertain tax positions.
Note 10 – Loss Per Share
Basic net loss per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.
The computations for basic and diluted loss per share are as follows:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(14,166,946)	$(6,026,331)	$(20,061,520)	$(9,216,029)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	14,346,556	8,735,752	14,236,753	8,612,217
Net loss per share, basic and diluted	$(0.987)	$(0.690)	$(1.409)	$(1.070)
The Company’s potentially dilutive shares, which include outstanding milestone options and RSUs, have not been included in the computation of diluted net loss per share for the three months and six months ended December 31, 2024, and 2023 as the result would be anti-dilutive.
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
cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
Capital Commitments

	December 31, 2024	June 30, 2024
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$21,860,137	$23,283,360
EP 161	2,487,640	2,649,600
Beetaloo Joint Venture	70,400,212	62,642,340
Midstream	1,195,542	1,971,843

Sweetpea
Sweetpea’s committed spend as of December 31, 2024, was $21,860,137 which was related to two licenses, EP 136 with total commitments of $13,215,588 and EP 143 with total commitments of $8,644,549.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13,215,588.
A variation application for EP 143 was submitted to DME in August 2024, and approved in October 2024. The total minimum work program commitments remain the same at $8,644,549 with activity and associated spend being transferred within the license term.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is expected to be $2,487,640 based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program, and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $70,400,212 related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of
$10,121,584, EP 98 of $49,313,576 and EP 117 of $10,965,052.
Midstream
Procurement of the long lead items for the SPCF compressor package and dehydration package were placed in June
2024 with progress payments of $1,195,542 required prior to the end of 2025.
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
Other Commitments and Contingencies
As part of its ongoing business and operations, the Group is required to provide bank letters of credit and bank guarantees for various purposes, including environmental remediation, reclamation, construction costs and other general corporate purposes.

On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly-owned subsidiary of the Company, as obligors, and Macquarie Bank Limited (“Macquarie”), as lender. The
Facility Agreement provides TR West with A$25,000,000 in availability (“Facility A”) for letters of credit and bank guarantees (“performance bonds”), and includes two potential additional performance bond facilities, each in the amount of
A$5,000,000 (“Facility B” and “Facility C,” respectively, and collectively, the “Facilities”). Availability under the Facility
B and Facility C is subject, among other conditions, to the Company raising additional capital in the amounts of at least
A$62,500,000 and A$75,000,000, respectively. All Facilities terminate on December 19, 2027. The obligations under the
Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain Minimum Liquidity of A$20,000,000 and have a current ratio of at least
1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of December 31, 2024.
In relation to Facility A, the Group incurred an establishment fee of A$500,000. The outstanding letters of credit and bank guarantees under the Facilities are subject to a drawdown fee of 10% per annum, payable quarterly in arrears. The
Group is also required to pay a commitment fee of 4% per annum, payable quarterly in arrears, on the average monthly unused amount of the Facilities. If the borrower fails to pay any amount payable under the Facility Agreement by the due date, interest accrues on the overdue amount at a rate of 12% per annum, payable quarterly in arrears.
As of December 31, 2024, there was A$6,360,000 of letters of credits issued under the Facility Agreement. As of
December 31, 2024 there was A$18,640,000 of unused credit under Facility A and A$10,000,000 of unused credit under
Facility B and Facility C.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of December 31, 2024, total unamortized debt issuance costs were A$828,480. During the three months and six months ended December 31, 2024, the Group recorded A$23,671, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost.
Tamboran’s share of the bank guarantees over the next six months is estimated to be A$15.0 million. Pursuant to the Gas
Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be released by APA once certain performance conditions are met and first gas has been delivered to the NT Government under the Gas Sales Agreement
(“GSA”). APA may call on the bank guarantees if certain defaults under the DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the
Facility Agreement with Macquarie.
Note 12 – Related Party Transactions
The Group transacts with two shareholders identified as related parties, H&P and Mr. Bryan Sheffield (“Mr.
Sheffield”). The transactions during the six months ended December 31, 2024 are as follows.
H&P
During the year ended June 30, 2023, the Group entered into a strategic alliance with H&P and secured a
$15,000,000 equity investment from H&P (and as a consequence, a member of the H&P Executive Leadership Team was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the Group’s development plans in the Beetaloo Basin through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.
On July 1, 2023, the lease commenced with H&P for the use of the FlexRig® for a 25-month period (Refer Note 4).
During the three months and six months ended December 31, 2024, the Group incurred cost of $4,147,721 and $8,099,387 relating to a combination of site mobilization, standby, drilling, labor and rig move costs, $4,065,814 of which remains invoiced and unpaid as of December 31, 2024.

Mr. Sheffield
During the three months ended and the six months ended December 31, 2024, the Group transacted with DWE, which is wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Sheffield serves as managing partner. Given the equity investments made by Mr. Sheffield in prior periods, an individual employed by Formentera Partners, LP, was appointed director of the group in September 2023.
Mr. Sheffield has been a shareholder in the Company since November 2021.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 (Refer Note 2).
During the three months ended December 31, 2024, DWE's share of expenditure for the Beetaloo Joint Venture and
SPCF for which contributions were due was $18,782,971. During the six months ended December 31, 2024, DWE's share of expenditure for the Beetaloo Joint Venture and SPCF for which contributions were due was $24,951,794. As of
December 31, 2024, the Group had unpaid cash calls owing from DWE in the amount of $3,285,517.
During the six months ended December 31, 2024, the Company issued 312,500 shares of Common Stock in satisfaction of the Group's obligation towards the Checkerboard fee (Refer Note 2 and Note 7).
Note 13 – Subsequent Events
In January 2025, Sturt Plateau Compression Facility Sub Trust Pty Ltd as Trustee of the Sturt Plateau Compression
Facility Sub Trust executed a contract with Enscope Pty Ltd for an anticipated contract value of up to A$35,300,000
(including 10% contingency). The contract relates to the engineering, procurement, and construction management
(“EPCM”) for the detailed design, engineering, planning, construction, testing, inspection, commissioning, document and hand over to Sturt Plateau Compression Facility Sub Trust of the infrastructure known as the SPCF.
The Group has evaluated its subsequent events occurring after December 31, 2024, through February 12, 2025, which represents the date these condensed consolidated financial statements were available to be issued. No further subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.

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

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023

Revenue and other operating income	$—	$—	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(1,683)	(506)	(3,902)	(1,764)
Consultancy, legal and professional fees	(1,004)	(2,404)	(2,684)	(3,785)
Depreciation and amortization	(31)	(29)	(61)	(58)
Loss on remeasurement of assets classified as held for sale	—	(26)	(376)	(26)
Accretion of asset retirement obligations	(242)	(215)	(500)	(430)
Exploration expense	(1,473)	(2,482)	(2,483)	(3,387)
LNG feasibility study expense	(3,233)	—	(3,233)	—
Checkerboard fee	(5,950)	—	(5,950)	—
General and administrative	(1,399)	(1,069)	(2,804)	(1,598)
Total operating costs and expenses	(15,015)	(6,731)	(21,993)	(11,048)
Other income (expense):
Interest income, net	705	165	1,501	249
Foreign exchange loss, net	(1,228)	(889)	(1,482)	(274)
Other income (expense), net	37	(65)	(282)	(199)
Total other income (expense)	(486)	(789)	(263)	(224)
Net loss	(15,501)	(7,520)	(22,256)	(11,272)
Foreign currency translation	(29,158)	13,651	(17,010)	8,333
Total comprehensive income (loss) attributable to noncontrolling interest	(5,359)	746	(4,792)	(656)
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	$(39,300)	$5,385	$(34,474)	$(2,283)

Results of Operations for the Three Months Ended December 31, 2024 and 2023
Revenue and other operating income. We have not yet commenced natural gas production, therefore, we did not earn any revenue and other operating income during the three months ended December 31, 2024 and 2023, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-
based compensation, increased by $1.2 million during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due primarily to the restricted stock units granted in August 2024 and increased headcount as compared to the comparative period.
Consultancy, legal and professional fees. Consultancy, legal and professional fees decreased by $1.4 million during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, due to professional fees related to implementation of the scheme of arrangement and IPO readiness incurred in the comparative period in 2023 with no comparable activity during the three months ended December 31, 2024.
Loss on remeasurement of assets classified as held for sale. The Group did not recognize a loss on assets classified as held for sale during the three months ended December 31, 2024 as the value of the rig sold during the period had been reduced to the lower of its carrying amount and the fair value less costs to sell in the prior quarter. For the three months ended December 31, 2023 the Group recognized a loss on assets classified as held for sale amounting to $0.03 million as a result of the sale of rig 301 during the comparative period.
Accretion of asset retirement obligations expense. For the three months ended December 31, 2024, an expense for accretion of asset retirement obligations of $0.2 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad.
Exploration expense. Exploration expense decreased by $1.0 million during the three months ended December 31,
2024, as compared to three months ended December 31, 2023, due to increased topographical, geographical and geophysical studies and other indirect expenditure in the comparative period.
LNG feasibility study expense. During the three months ended December 31, 2024, the Group incurred expenses of $3.2 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility.
Checkerboard fee. During the three months ended December 31, 2024, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November
2024.
General and administrative. General and administrative costs increased by $0.3 million during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, as a result of increased expenses related to headcount, travel, insurance, and office and administrative fees.
Interest income, net. Interest income, net increased by $0.5 million during the three months ended December 31,
2024, as compared to the three months ended December 31, 2023, due to interest received from term deposits using IPO proceeds during the period ended December 31, 2024 which did not exist during the comparative period.
Foreign currency translation. For the three months ended December 31, 2024, we recognized a foreign currency translation loss of $29.2 million, primarily due to the weakening of the Australian Dollar as of December 31, 2024, as
compared to September 30, 2024. In the three months ended December 31, 2023, we recognized a foreign currency translation gain of $13.7 million, primarily due to the strengthening of the Australian Dollar as of December 31, 2023, as
compared to September 30, 2023. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended
December 31, 2024, and 2023. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Result of Operations for the Six Months Ended December 31, 2024 and 2023
Revenue and other operating income. We have not yet commenced natural gas production, therefore, we did not earn any revenue and other operating income during the six months ended December 31, 2024 and 2023, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-
based compensation, increased by $2.1 million during the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, due primarily to the restricted stock units granted in August 2024 and increased headcount as compared to the comparative period.
Consultancy, legal and professional fees. Consultancy, legal and professional fees decreased by $1.1 million during the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, due to professional fees related to related to implementation of the scheme of arrangement and IPO readiness incurred in the comparative period in 2023 with no comparable activity during the three months ended December 31, 2024.
Loss on remeasurement of assets classified as held for sale. The Group recognized a loss on assets classified as held for sale amounting to $0.4 million during the six months ended December 31, 2024, due to the write down of rig 403 to the fair value less costs to sell.  In contrast, a loss on assets classified as held for sale amounting to $0.03 million was recognized during the six months ended December 31, 2023, due to the sale of a smaller rig, rig 301.
Accretion of asset retirement obligations expense. For the six months ended December 31, 2024, an expense for accretion of asset retirement obligations of $0.5 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as SPCF for the new well and related well pads drilled during the period. As the Group drilled two additional wells and established the SPCF site during the six months ended December 31, 2024, the expense for the current period has increased marginally from that of the comparative period.
Exploration expense. Exploration expense decreased by $0.9 million during the six months ended December 31,
2024, as compared to six months ended December 31, 2023, due to increased activity for topographical, geographical and geophysical studies and other indirect expenditure in the comparative period.
LNG feasibility study expense. During the six months ended December 31, 2024, the Group incurred expenses of
$3.2 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility.
Checkerboard fee. During the six months ended December 31, 2024, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November
2024.
General and administrative. General and administrative costs increased by $1.2 million during the six months ended December 31, 2024, as compared to the six months ended December 31, 2023, as a result of increased expenses related to headcount, travel, insurance, and office and administrative fees.
Interest income, net. Interest income, net increased by $1.3 million during the six months ended December 31,
2024, as compared to the six months ended December 31, 2023, due to interest received from term deposits using IPO proceeds during the period ended December 31, 2024 which did not exist during the comparative period.
Foreign currency translation. For the six months ended December 31, 2024, we recognized a foreign currency translation loss of $17.0 million, primarily due to the weakening of the Australian Dollar as of December 31, 2024, as
compared to July 1, 2024. In the six months ended December 31, 2023, we recognized a foreign currency translation gain of $8.3 million, primarily due to the strengthening of the Australian Dollar as of December 31, 2023, as compared to July
1, 2023. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the six months ended
December 31, 2024, and 2023. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

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
•develop and commercialize our assets, including the SPCF, development of pipelines, the proposed NT LNG facility and other infrastructure;
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
For the remainder of fiscal year ended June 30, 2025, we estimate that we will need to invest approximately $50.0 million to progress our development plans. We expect our existing cash on hand to be sufficient to fund our planned fracture stimulation and flow testing of SS-2H ST1 and SS-3H. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	December 31, 2024	June 30, 2024
Cash and cash equivalents	$59,442	$74,746
As of December 31, 2024, we had $59.4 million of cash and cash equivalents. This balance represents a decrease of $15.3 million from June 30, 2024, due to incoming funds from the greenshoe option exercised in July 2024, the sale of rig 403 in October 2024, R&D tax credits received in December 2024, and cash calls received throughout the period which are offset primarily by spending on operations on the SS-2H, SS-2H side track, and SS-3H pilot wells during the six months ended December 31, 2024.

Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	December 31, 2024	June 30, 2024
Capital commitments:
Sweetpea	$21,860	$23,283
EP 161	$2,488	$2,650
Beetaloo Joint Venture	$70,400	$62,642
Midstream	$1,196	$1,972
Sweetpea
As of December 31, 2024, the Company’s wholly owned subsidiary, Sweetpea committed to spend $21.9 million related to two licenses, EP 136 with total commitments of $13.2 million and EP 143 with total commitments of $8.7 million over the following five years.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13.2 million.
A variation application for EP 143 was submitted to DME in August 2024, and approved in October 2024. The total minimum work program commitments remain the same at $8.7 million with activity and associated spend being transferred within the license term.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is approximately $2.5 million based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
The terms of the Beetaloo Joint Venture necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $70.4 million related to drilling and multi-stage hydraulic fracturing of four wells, 2D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.1 million, EP 98 of $49.3 million, and EP 117 of $11.0 million . An application was submitted to DME on September 26, 2024 to vary the year 2 and 3 work program, and is currently pending resolution.
Midstream
Procurement of the long lead items for the SPCF compressor package and dehydration package were placed in
June 2024 with progress payments of $1.2 million required prior to the end of calendar year 2025.
Other Commitments and Contingencies
On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly owned subsidiary of the Company, as obligors, and Macquarie, as lender. The Facility Agreement provides
TR West with Facility A amounting to A$25,000,000 in availability for performance bonds, and includes potential additional Facility B  and Facility C each amounting to A$5,000,000. Availability under the Facility B and Facility C is subject, among other conditions, to the Company raising additional capital in the amounts of at least A$62,500,000 and
A$75,000,000, respectively. All Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.

As of December 31, 2024, there was A$6,360,000 of letters of credits issued under the Facility Agreement. As of
December 31, 2024 there was A$18,640,000 of unused credit under Facility A and A$10,000,000 of unused credit under
Facility B and Facility C.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended December 31,
	2024	2023
Statement of Cash Flows:
Net cash used in operating activities	$(8,902)	$(10,489)
Net cash used in investing activities	(35,805)	(26,979)
Net cash from financing activities	31,360	64,241
Net Cash Used in Operating Activities
For the six months ended December 31, 2024, net cash used in operating activities was $8.9 million during which we incurred a net loss of $22.3 million, compared to net cash used in operating activities for the six months ended
December 31, 2023, of $10.5 million, during which we incurred a net loss of $11.3 million. The net loss for the six months ended December 31, 2024, included the non-cash impacts of depreciation and amortization, stock-based compensation, loss on remeasurement of assets classified as held for sale, accretion of asset retirement obligations, checkerboard fee and foreign exchange differences. Additionally, in the six months ended December 31, 2024, net favorable changes in operating assets and liabilities totaled $3.1 million, primarily consisting of a $2.4 million increase in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period and a $0.7 million decrease in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the six months ended December 31, 2024, net cash used in investing activities was $35.8 million compared to
$27.0 million for the six months ended December 31, 2023. In the period ended December 31, 2024, there was spend on exploration and evaluation activities of $42.1 million in connection with the drilling of the SS2-H, SS-2H ST1 and SS-3H pilot wells, expenditure of $6.6 million related to the detailed design of the SPCF, partially offset by proceeds from the sale of assets held for sale of $8.0 million for rig 403 and R&D tax credits of $6.2 million.
Net Cash from Financing Activities
For the six months ended December 31, 2024, net cash received in financing activities was $31.4 million compared to $64.2 million received for the six months ended December 31, 2023. This change was primarily due to the receipt of $7.4 million in gross proceeds from the greenshoe option exercised in July 2024, $30.3 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls, partially offset by transaction costs of
$0.5 million.
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
There have been no other material changes in critical accounting estimates at December 31, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting due to the material weakness that was disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.
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
Status of Remediation Efforts
In response to the material weakness identified and described above, our management, with the oversight of the Audit & Risk Management Committee of our Board of Directors, will continue to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness. As part of our plan to address this material weakness, we are performing a full review, with the assistance of external consultants, of our processes and internal controls. We have implemented a new enterprise resource planning system to better support our financial reporting and internal control framework. We have implemented, and plan to continue to implement, new controls and processes. We will also provide training to control owners, supported by external consultants, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the operation of internal controls. We have also hired a Vice President of Information
Technology and a Financial Reporting Manager with extensive knowledge in their respective fields to assist in the remediation of the above control deficiencies. We will continue to hire accounting and finance personnel, or engage technical specialists, who possess the required technical knowledge to ensure reporting requirements are met and segregation of duties are maintained.
While we have begun implementing a plan to remediate this material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan at this time. If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that the implementation of this plan will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, or cause us to fail to meet our periodic reporting obligations. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

Changes in Internal Control Over Financial Reporting
Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended
December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Merits Review”). On August 20, 2024, the TB1 Operator was added as a respondent to the NTCAT Merits Review. The
NTCAT Merits Review commenced by ECNT under the Petroleum Act 1984 (NT) and the Petroleum (Environment)
Regulations 2016 (NT). ECNT are seeking an order that the Minister’s Original Decision is set aside and substituted with a decision that the Tribunal Member is not satisfied the information provided in the Shenandoah EMP is sufficiently compliant with the Petroleum (Environment) Regulations 2016 (NT), including in relation to: (a) risks of wastewater spills and (b) risks in relation to inter-aquifer connectivity and an order that the Shenandoah EMP should be referred to the NT
EPA for an independent assessment or, in the alternative, an order that varies the Minister’s original decision and establishes conditions in the Shenandoah EMP.
On December 6, 2024, Lock the Gate Alliance Ltd (“Lock the Gate”) lodged an Originating Application in the
Federal Court of Australia seeking an injunction under s475(2) of the Environment Protection and Biodiversity
Conservation Act 1999 (Cth) (“EPBC Act”), to restrain TB1 Operator from conducting the Shenandoah South Pilot Project and a declaration under s 21 of the Federal Court of Australia Act 1976 (Cth) that the Shenandoah South Pilot Project is an action which involves unconventional gas development and is likely to have a significant impact on a water resource within the meaning of ss 24D and 24E of the EPBC Act.
Item 1A. Risk Factors
There have been no material changes in risk factors for the quarterly period ended December 31, 2024 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the planned use of proceeds from the description included on Form S-1 (File
No. 333-279119), as amended, declared effective by the SEC on June 26, 2024.
No shares of the Company’s common stock were repurchased during the three months ended December 31, 2024.
Item 5. Other Information
During the six months ended December 31, 2024, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.

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

10.1*
Performance Bond Facility Agreement, dated December 19, 2024, by and among Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and Macquarie Bank Limited, as lender (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 31, 2024, File No. 001-42149, and incorporated herein by reference).

10.2*
Deed of Guarantee and Indemnity, dated December 19, 2024, between Tamboran Resources Corporation, as guarantor, and Macquarie Bank Limited, as lender (filed as Exhibit 10.2 to the Company’s Form 8-K dated
December 31, 2024, File No. 001-42149, and incorporated herein by reference).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the
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

*The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
**This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tamboran Resources Corporation
Date: February 12, 2025
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer