Form 10-Q
period 2025-03-31
Tamboran Resources Corp
filed 2025-05-14
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42149
_________________________
Tamboran Resources Corporation
(Exact name of registrant as specified in its charter)
_________________________

Delaware	93-4111196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 01, Level 39, Tower One, International Towers Sydney, 100 Barangaroo Avenue, New South Wales, Australia	2000
(Address of Principal Executive Offices)	(Zip Code)
(+61) 2 8330 6626
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TBN	New York Stock Exchange
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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of May 1,
2025 was 14,536,774.

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

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In dollars)

		(Unaudited)
	Note	March 31, 2025	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents		$25,635,594	$74,745,897
Trade and other receivables:
Joint interest billing		7,584,436	10,298,322
ATO receivable		1,748,822	700,115
Other tax receivables		39,172	11,514
Assets held for sale	3	—	8,366,000
Prepaid expenses and other current assets	7	2,939,173	3,209,033
Total current assets		37,947,197	97,330,881
Natural gas properties, successful efforts method:
Unproved properties	3	303,320,471	230,119,448
Assets under construction - natural gas equipment	3	17,567,615	7,542,064
Property, plant and equipment, net	3	236,000	102,244
Operating lease right-of-use assets	4	736,944	962,052
Finance lease right-of-use assets	4	18,864,368	20,697,452
Prepaid expenses and other non-current assets		2,850,359	1,889,890
Total non-current assets		343,575,757	261,313,150
TOTAL ASSETS		$381,522,954	$358,644,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$20,372,870	$14,832,599
Current portion of operating lease obligations	4	243,058	397,999
Current portion of finance lease obligations	4	13,760,869	12,767,400
Total current liabilities		34,376,797	27,997,998
Operating lease obligations	4	511,432	587,250
Finance lease obligations	4	12,358,826	14,141,713
Asset retirement obligations	6	8,867,948	8,140,992
Other non-current liabilities		73,247	90,378
Total non-current liabilities		21,811,453	22,960,333
Total liabilities		56,188,250	50,958,331

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 authorized; 14,536,774 and 13,915,524 issued and outstanding at March 31, 2025 and June 30, 2024, respectively.		14,536	13,915
Additional paid-in capital		421,949,930	404,594,023
Accumulated other comprehensive loss		(25,019,856)	(11,512,975)
Accumulated deficit		(157,098,288)	(130,379,771)
Total Tamboran Resources Corporation stockholders’ equity		239,846,322	262,715,192
Noncontrolling interest		85,488,382	44,970,508
Total stockholders’ equity		325,334,704	307,685,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$381,522,954	$358,644,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
(In dollars, except share amounts)

		Three months ended March 31,		Nine months ended March 31,
	Note	2025	2024	2025	2024
Revenue and other operating income		$—	$—	$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(2,430,466)	(1,938,380)	(6,332,527)	(3,702,774)
Consultancy, legal and professional fees		(1,420,319)	(1,078,151)	(4,104,144)	(4,863,426)
Depreciation and amortization		(23,217)	(31,831)	(84,632)	(89,915)
Loss on remeasurement of assets classified as held for sale	3	—	—	(376,000)	(25,605)
Accretion of asset retirement obligations	6	(274,627)	(230,910)	(774,431)	(660,507)
Exploration expense		(1,200,772)	422,861	(3,683,584)	(2,964,140)
LNG feasibility study expense		(1,977,782)	—	(5,210,679)	—
Checkerboard fee		—	—	(5,950,000)	—
General and administrative		(1,473,607)	(703,525)	(4,277,711)	(2,301,511)
Total operating costs and expenses		(8,800,790)	(3,559,936)	(30,793,708)	(14,607,878)

Loss from operations		(8,800,790)	(3,559,936)	(30,793,708)	(14,607,878)
Other income (expense)
Interest income, net		51,132	254,599	1,552,603	503,130
Foreign exchange gain (loss), net		141,876	659,088	(1,340,008)	384,896
Other income (expense), net		435,136	(1,089)	152,796	(200,116)
Total other income (expense)		628,144	912,598	365,391	687,910

Net loss		(8,172,646)	(2,647,338)	(30,428,317)	(13,919,968)
Less: Net loss attributable to noncontrolling interest		(1,515,649)	635,217	(3,709,800)	(1,421,384)
Net loss attributable to Tamboran Resources Corporation stockholders		$(6,656,997)	$(3,282,555)	$(26,718,517)	$(12,498,584)

Comprehensive income (loss)
Net loss		$(8,172,646)	$(2,647,338)	$(30,428,317)	$(13,919,968)
Other comprehensive income (loss)
Foreign currency translation		1,477,473	(12,199,088)	(15,532,455)	(3,865,688)
Total comprehensive income (loss)		(6,695,173)	(14,846,426)	(45,960,772)	(17,785,656)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		(943,087)	(1,300,096)	(5,735,374)	(1,955,987)
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$(5,752,086)	$(13,546,330)	$(40,225,398)	$(15,829,669)

Net loss per common stock
Basic and diluted	10	$(0.458)	$(0.321)	$(1.864)	$(1.367)
Weighted average number of common stock outstanding
Basic and diluted	10	14,536,774	10,223,449	14,336,033	9,145,388
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In dollars)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2023	$7,080	$259,298,821	$(11,310,125)	$(108,461,300)	$139,534,476	$21,046,470	$160,580,946
Issuance of common stock, net of issuance cost	1,503	34,396,910	—	—	34,398,413	—	34,398,413
Contributions from noncontrolling interest holders	—	—	—	—	—	6,149,495	6,149,495
Stock-based compensation	—	268,403	—	—	268,403	—	268,403
Foreign exchange translation	—	—	(4,478,113)	—	(4,478,113)	(839,485)	(5,317,598)
Net loss	—	—	—	(3,189,698)	(3,189,698)	(562,435)	(3,752,133)
Balance at September 30, 2023	$8,583	$293,964,134	$(15,788,238)	$(111,650,998)	$166,533,481	$25,794,045	$192,327,526
Issuance of common stock, net of issuance cost	1,275	24,954,352	—	—	24,955,627	—	24,955,627
Contributions from noncontrolling interest holders	—	—	—	—	—	4,810,909	4,810,909
Stock-based compensation	—	(798)	—	—	(798)	—	(798)
Foreign exchange translation	—	—	11,410,803	—	11,410,803	2,240,195	13,650,998
Net loss	—	—	—	(6,026,331)	(6,026,331)	(1,494,166)	(7,520,497)
Balance at December 31, 2023	$9,858	$318,917,688	$(4,377,435)	$(117,677,329)	$196,872,782	$31,350,983	$228,223,765
Issuance of common stock, net of issuance cost	443	11,030,266	—	—	11,030,709	—	11,030,709
Contributions from noncontrolling interest holders	—	—	—	—	—	3,636,806	3,636,806
Stock-based compensation	—	162,056	—	—	162,056	—	162,056
Foreign exchange translation	—	—	(10,263,775)	—	(10,263,775)	(1,935,313)	(12,199,088)
Net loss	—	—	—	(3,282,555)	(3,282,555)	635,217	(2,647,338)
Balance at March 31, 2024	$10,301	$330,110,010	$(14,641,210)	$(120,959,884)	$194,519,217	$33,687,693	$228,206,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In dollars)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2024	$13,915	$404,594,023	$(11,512,975)	$(130,379,771)	$262,715,192	$44,970,508	$307,685,700
Issuance of common stock under greenshoe option, net of issuance cost	309	6,930,541	—	—	6,930,850	—	6,930,850
Contributions from noncontrolling interest holders	—	—	—	—	—	5,902,678	5,902,678
Stock-based compensation	—	1,129,450	—	—	1,129,450	—	1,129,450
Foreign exchange translation	—	—	10,720,961	—	10,720,961	1,427,216	12,148,177
Net loss	—	—	—	(5,894,574)	(5,894,574)	(860,993)	(6,755,567)
Balance at September 30, 2024	$14,224	$412,654,014	$(792,014)	$(136,274,345)	$275,601,879	$51,439,409	$327,041,288
Issuance of common stock as checkerboard fee	312	5,949,688	—	—	5,950,000	—	5,950,000
Contributions from noncontrolling interest holders	—	—	—	—	—	19,088,937	19,088,937
Stock-based compensation	—	1,627,174	—	—	1,627,174	—	1,627,174
Foreign exchange translation	—	—	(25,132,753)	—	(25,132,753)	(4,025,352)	(29,158,105)
Net loss	—	—	—	(14,166,946)	(14,166,946)	(1,333,158)	(15,500,104)
Balance at December 31, 2024	$14,536	$420,230,876	$(25,924,767)	$(150,441,291)	$243,879,354	$65,169,836	$309,049,190
Contributions from noncontrolling interest holders	—	—	—	—	—	21,261,633	21,261,633
Stock-based compensation	—	1,719,054	—	—	1,719,054	—	1,719,054
Foreign exchange translation	—	—	904,911	—	904,911	572,562	1,477,473
Net loss	—	—	—	(6,656,997)	(6,656,997)	(1,515,649)	(8,172,646)
Balance at March 31, 2025	$14,536	$421,949,930	$(25,019,856)	$(157,098,288)	$239,846,322	$85,488,382	$325,334,704
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In dollars)

	Nine months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(30,428,317)	$(13,919,968)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,632	89,915
Stock-based compensation	3,027,935	429,661
Foreign exchange (gain) loss, net	1,340,008	(384,896)
Loss on remeasurement of assets classified as held for sale	376,000	25,605
Accretion of asset retirement obligations	774,431	660,507
Checkerboard fee	5,950,000	—
Interest expense	317,374	—
Changes in operating assets and liabilities:
Trade and other receivables	(565,956)	173,469
Prepaid expenses and other assets	(164,433)	(417,780)
Accounts payable and accrued expenses	(3,899,507)	2,679,186
Other non-current liabilities	(17,131)	170,019
Net cash used in operating activities	(23,204,964)	(10,494,282)
Cash flows from investing activities:
Payments for property, plant and equipment	(230,704)	—
Payments for exploration and evaluation	(74,077,878)	(44,228,715)
Payments for assets under construction	(11,510,818)	—
Proceeds from sale of assets held for sale	7,990,000	444,568
Payment of interest on finance lease liabilities	(2,020,176)	(1,578,081)
Proceeds from research and development tax credit	6,168,698	—
Net cash used in investing activities	(73,680,878)	(45,362,228)
Cash flows from financing activities:
Proceeds from issue of common stock	—	73,139,561
Proceeds from issue of shares under greenshoe option	7,410,000	—
Contributions received from noncontrolling interest holders	48,456,725	12,514,540
Common stock issue transaction costs	(479,150)	(2,470,017)
Payment of performance bond facility establishment fee	(535,527)	—
Payment of deferred offering costs	—	(3,315,503)
Repayment of lease liabilities	(6,507,928)	(3,723,300)
Net cash from financing activities	48,344,120	76,145,281
Net (decrease) increase in cash and cash equivalents and restricted cash	(48,541,722)	20,288,771
Cash and cash equivalents and restricted cash at the beginning of period	74,745,897	7,056,136
Effects of exchange rate changes on cash and cash equivalents	(568,581)	(1,436,333)
Cash and cash equivalents and restricted cash at the end of period	$25,635,594	$25,908,574
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$9,871,783	$(5,275,310)
Accrued stock issuance cost	$—	$284,795
Asset retirement obligations	$(476,728)	$(72,433)
Stock-based compensation	$(4,475,678)	$(429,661)
Contribution receivable from noncontrolling interest holders	$6,764,940	$2,082,670
Operating lease right-of-use assets and lease liabilities	$(225,108)	$(605,228)
Interest accrued on finance lease liabilities	$(524,158)	$(743,963)
Finance lease right-of-use assets and lease liabilities	$(5,897,712)	$(29,233,663)
Non-cash finance lease costs capitalized to unproved properties	$7,816,967	$11,128,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Business and Basis of Preparation
General
Tamboran Resources Corporation (the “Company” or “Tamboran” and together with its consolidated subsidiaries, the “Group”) is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern
Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin
(“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of
March 31, 2025.
Going Concern and Management’s Liquidity Plan
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of March 31, 2025, the Group had:
•not generated revenues since inception, and is unlikely to generate earnings in the immediate or foreseeable future;
•a working capital surplus of $3,570,400, arising from proceeds of our United States Initial Public Offering
(“IPO”), the net rig 403 sale proceeds and the refund for 2023 Research and Development (“R&D”) tax credit;
•an accumulated deficit of $157,098,288 since inception; and
•significant expenditures planned for the unproved properties in the next 12 months.
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
Significant Accounting Policies
The Group’s significant accounting policies are described in the notes included in the Group’s Annual Financial
Statements. There have been no significant changes in accounting policies during the nine months ended March 31, 2025.
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

As a Lessor
Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded within
“Other income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.
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
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement -
Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), and in January 2025, the
FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures
(Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Group is currently evaluating ASU 2024-03 and the impact it may have on the Group's consolidated financial statements.
Note 2 – Variable Interest Entities
TB1
Tamboran (B1) Pty Ltd (“TB1”) is a 50/50 joint venture between the Company, through its wholly owned subsidiary
Tamboran (West) Pty Ltd (“TR West”), and Daly Waters Energy, LP (“DWE”) governed by the terms of an amended and restated joint venture and shareholders agreement dated June 3, 2024 (the “TB1 Joint Venture Agreement”). In determining the primary beneficiary of TB1, the Company considered those activities which most significantly impact the economic performance of TB1, including, for example, which entity serves as the manager, determination of the strategy and direction of TB1, and the power to create a budget.
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
In 2022, Tamboran Resources Pty Ltd (formerly known as Tamboran Resources Limited) (“TR Ltd.”), a wholly owned subsidiary of the Company, made a loan to TR West for purposes of funding TR West’s acquisition of its interest in
TB1. On November 9, 2022, TB1 completed the acquisition of a 77.5% share of Beetaloo Basin assets, EP 76, EP 98, and
EP 117. The Company and DWE each beneficially own a 38.75% interest in the permits for the total undivided interest of
77.5%. Falcon Oil and Gas Australia limited (“Falcon”) holds the remaining undivided interest of 22.5% in the assets
(collectively known as the “Beetaloo Joint Venture”).
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

The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
ASSETS
Current assets
Cash and cash equivalents	$4,320,006	$1,488,541
Trade and other receivables:
Joint interest billing	6,663,104	10,298,322
Intercompany receivable	7,013,250	7,415,684
ATO receivable	1,655,580	615,480
Other receivable	2,476	—
Prepaid expenses and other current assets	1,098,677	1,476,094
Total current assets	20,753,093	21,294,121
Natural gas properties, successful efforts method:
Unproved properties	249,990,573	167,998,061
Assets under construction - natural gas equipment	—	7,542,064
Finance lease right-of-use assets	18,864,368	20,697,452
Prepaid expenses and other non-current assets	1,083,397	385,215
Total non-current assets	269,938,338	196,622,792
TOTAL ASSETS	$290,691,431	$217,916,913

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$13,973,933	$10,569,865
Current portion of finance lease obligations	13,760,869	12,767,400
Total current liabilities	27,734,802	23,337,265
Finance lease obligations	12,358,826	14,141,713
Asset retirement obligations	4,691,138	4,174,178
Loan from Group	149,346,360	113,096,572
Total non-current liabilities	166,396,324	131,412,463
TOTAL LIABILITIES	$194,131,126	$154,749,728
Tamboran SPCF Pty Ltd
In October 2024, the Company, through its wholly owned subsidiary Tamboran SPCF Pty Ltd (“TR SPCF”), entered into a Unit Holders and Shareholders Deed with Daly Waters Infrastructure, LP (“DWI”) for the establishment of a trust
(“SPCF Sub Trust”) to be owned 50%/50% by the Group and DWI to own the Sturt Plateau Compression Facility
(“SPCF”). In determining the primary beneficiary of the SPCF Sub Trust, the Company considered those activities that most significantly impact the economic performance of the SPCF, including, for example, which entity serves as the manager, determination of the strategy and direction of the SPCF, and the power to create a budget.
The Group was appointed as manager of the SPCF Sub Trust responsible for managing the day-to-day operations of the SPCF. The Group, as manager, also prepares the work plans and budget of the SPCF Sub Trust. As such, the Group has the power to direct those activities that most significantly impact the SPCF’s economic performance and therefore is the primary beneficiary of the SPCF Sub Trust. As a result, the results of SPCF Sub Trust have been included in the accompanying condensed consolidated financial statements. SPCF Sub Trust has no assets that are collateral for or restricted solely to settle its obligations. The creditors of SPCF Sub Trust do not have recourse to the Group’s general credit.
The Group also assessed which party to the SPCF Sub Trust has the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The future profits and losses of SPCF Sub Trust are shared by the Group and DWI in proportion to their respective equity interest in SPCF Sub Trust, and both parties have no ability to recoup any funding the Group has made to SPCF.

The units within the SPCF Sub Trust structure were issued in October 2024. The assets were transferred to the SPCF
Sub Trust during the three months ended March 31, 2025.
The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the
Group’s condensed consolidated balance sheet as of March 31, 2025:

March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$759,398
Trade and other receivables:
Joint interest billing	921,332
ATO receivable	163,178
Other receivable	1,250
Total current assets	1,845,158
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	17,567,615
Total non-current assets	17,567,615
TOTAL ASSETS	$19,412,773

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$2,780,602
Total current liabilities	2,780,602
Asset retirement obligations	88,262
Loan from Group	1,623,190
Total non-current liabilities	1,711,452
TOTAL LIABILITIES	$4,492,054

Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of March 31, 2025 and June 30, 2024, amounting to
$303,320,471 and $230,119,448, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the nine months ended March 31, 2025, and 2024. These assets will be reclassified to proven gas properties upon commencement of production and then subsequently depleted.
In October 2024, the Group lodged an amended income tax return for the year ended June 30, 2024 claiming eligible
R&D expenditure for EP 136, which resulted in a cash refund of $6,168,698 in December 2024.
During the nine months ended March 31, 2025 and March 31, 2024, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
	EP 161	EP 136	EP 76, 98 and 117	Total
Balance at July 1, 2024	$23,744,221	$51,035,326	$155,339,901	$230,119,448
Capital expenditure	809,982	127,507	84,403,641	85,341,130
Restoration assets	—	—	476,728	476,728
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	9,566,119	9,566,119
Reclassified to assets under construction - natural gas equipment	—	—	(83,819)	(83,819)
Research and development tax credit	—	(6,168,698)	—	(6,168,698)
Effect of changes in foreign exchange rates	(1,489,425)	(3,069,352)	(11,371,660)	(15,930,437)
Balance at March 31, 2025	$23,064,778	$41,924,783	$238,330,910	$303,320,471
Property, Plant and Equipment
The Group held property, plant and equipment, including leasehold improvements, as of March 31, 2025 and
June 30, 2024, amounting to $236,000 and $102,244, respectively.
Assets Under Construction
In April 2024, the Group began to execute agreements for long lead items required for the SPCF in the Beetaloo
Basin. These items included essential plant components comprising of two compressors and a dehydration unit that would convert future raw gas to sales gas quality, subject to the terms of definitive development agreements. During the nine months ended March 31, 2025, the Group completed detailed design of the SPCF and received approval of the
Environmental Management Plan (EMP). The Group held total assets under construction related to the SPCF as of
March 31, 2025 and June 30, 2024 of $17,567,615 and $7,542,064, respectively.
The 40 TJ/d (39 MMcf/d) SPCF is expected to be connected to the Amadeus Gas Pipeline (“AGP”) via the construction of the 35-kilometer Sturt Plateau Pipeline (“SPP”) subject to achieving project milestones.
Assets Classified as Held for Sale
In October 2024, the Group completed the disposal of rig 403 at a price of $8,500,000, on which the Group paid a sales commission of 6%. During the nine months ended March 31, 2025, the Group recognized a loss on assets held for sale of $376,000 to reduce the asset to the lower of its carrying amount and the fair value less costs to sell (determined based on the sales price above). No gain or loss was recognized on the sale of the rig during the three months ended
March 31, 2025 as it had already been reduced to the fair value less costs to sell in the prior quarters.
No other assets remain held for sale as of March 31, 2025.

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
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the Gap Period consumed, additional days are added to the fixed minimum term. As of March 31, 2025, the end date of the drilling contract for the current rig is mid-April 2027. The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 12.76% p.a., which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets:

	March 31, 2025	June 30, 2024
Right-of-use assets:
Operating lease right-of-use assets	$736,944	$962,052
Finance lease right-of-use assets	18,864,368	20,697,452
	19,601,312	21,659,504

Lease liabilities:
Current portion of operating lease obligations	243,058	397,999
Non-current portion of operating lease obligations	511,432	587,250
Current portion of finance lease obligations	13,760,869	12,767,400
Non-current portion of finance lease obligations	12,358,826	14,141,713
	$26,874,185	$27,894,362

For the three months and nine months ended March 31, 2025, and 2024, the components of the lease costs were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Operating leases:
Operating lease cost charged to profit and loss	$126,954	$142,710	$414,128	$354,695

Finance leases:
Interest on lease liabilities	784,804	743,963	2,273,310	2,322,044
Depreciation on right-of-use assets	2,227,380	2,780,940	7,292,809	8,806,088
Total finance lease cost	3,012,184	3,524,903	9,566,119	11,128,132
Less: Lease cost capitalized to unproved properties	(3,012,184)	(3,524,903)	(9,566,119)	(11,128,132)
Finance lease cost charged to profit and loss	$—	$—	$—	$—
The following table presents the cash flow information related to lease payments for the nine months ended
March 31, 2025, and 2024:

	Nine months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$414,128	$354,695
Financing cash flows for finance leases	6,507,928	3,723,300
	$6,922,056	$4,077,995
The following table presents supplemental information for the Group’s non-cancellable leases for the nine months ended March 31, 2025, and 2024:

	Nine months ended March 31,
	2025	2024
Operating leases:
Weighted-average remaining lease term	2.83	2.86
Weighted-average incremental borrowing rate	11.84%	10.15%
Finance leases:
Weighted-average remaining lease term	2.08	1.92
Weighted-average incremental borrowing rate	12.76%	13.10%
As of March 31, 2025, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows:

As of March 31, 2025	Operating leases	Finance leases
Fiscal year ending June 30, 2025 (excluding nine months period from July 1, 2024 to March 31, 2025)	$78,648	$3,727,500
Fiscal year ending June 30, 2026	322,147	14,417,500
Fiscal year ending June 30, 2027	332,505	11,297,000
Thereafter	160,355	—
Total lease payments	893,655	29,442,000
Less: Imputed interest	(139,165)	(3,322,305)
Present value of lease liabilities[1]	$754,490	$26,119,695
1 Includes both current and long-term portion of the lease liabilities.

As a Lessor
On October 15, 2023, the Group entered into an agreement with a third party to sublease its former office premises in
Manly, Australia (the “Manly lease”). The commencement date of the sublease was October 1, 2023, with a lease term of
17 months. The Manly lease, and sublease expired on March 10, 2025 with no renewal. Sublease income for the three months and nine months ended March 31, 2025, was $68,207 and $239,811, respectively, and is included within “Other income (expense), net” on the Group’s condensed consolidated statements of operations and comprehensive loss. There have been no indications of impairment related to the underlying right-of-use asset.
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following:

	March 31, 2025	June 30, 2024
Accounts payable	$4,041,939	$6,619,320
Accrued payroll	1,209,350	13,216
Compensated absences	859,540	668,825
Defined contribution superannuation payable	—	8,164
Accrued capital expenditure	13,504,113	4,318,703
Accrued expenses	757,928	3,204,371
Total accounts payable and accrued expenses	$20,372,870	$14,832,599
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
The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for nine months ended March 31,
2025.
The reconciliation of changes in asset retirement obligations for the nine months ended March 31, 2025, is as follows:

Nine months ended March 31, 2025
Beginning asset retirement obligations	$8,140,992
Liabilities incurred	476,728
Accretion expense	774,431
Effect of changes in foreign exchange rates	(524,203)
Long-term asset retirement obligations	$8,867,948

Note 7 – Stockholders’ Equity
Movement in Common Stock

	Date	Tamboran common stock	Fair Market Value at time of Issuance	Details	Net proceeds
Balance at July 1, 2024		13,915,524			$396,924,177
Capital raise	July 2024	308,750	$24.00	$7,410,000
Issuance of common stock as checkerboard fee	November 2024	312,500	$19.04	$5,950,000
Less: Transaction costs		—		$(479,150)	12,880,850
Balance at March 31, 2025		14,536,774			$409,805,027
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
Shareholder approval took place at the Annual General Meeting on November 4, 2024, which was determined to be the grant date for the purpose of valuing the common stock. From the time of the IPO in June 2024 to shareholder approval in November 2024, the fair market value of the shares decreased from $24.00 to $19.04, while the number of shares to be issued remained the same. The issuance of these shares completed the satisfaction of the above obligation in respect of the
Checkerboard Strategy (the “Checkerboard fee”) (Refer Note 2).
Note 8 – Stock-Based Compensation
Milestone Options
During the nine months ended March 31, 2025, the Group did not grant any new milestone options to its employees and no milestone options were forfeited.
The Company accelerated the recognition of the remaining expense for milestone options during the nine months ended March 31, 2025. The Group recognized $138,996 (inclusive of accelerated expense) and $429,661, as stock-based compensation expense related to milestone options for the nine months ended March 31, 2025, and March 31, 2024, respectively. No expense was recognized for the three months ended March 31, 2025, while $162,056 was recognized for the three months ended March 31, 2024.
Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Incentive Award Plan (the “2024 Plan”). As of March 31, 2025, the
maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
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
The following table presents the stock-based compensation costs recognized related to our RSUs for the three months and nine months ended March 31, 2025:

	Three months ended March 31, 2025
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$732,006	$6,680,850	2.25
IPO Awards (Tranche 2)	181,851	1,654,406	2.25
IPO Awards (Tranche 3)	497,242	4,542,998	2.25
Retention Awards	180,702	546,321	0.8
Less: Forfeitures	(16,922)	—
Total Cost Incurred	$1,574,879	$13,424,575

Total Stock Compensation Costs Capitalized	$548,651
Total Stock Compensation Costs Expensed	1,026,228
Total Cost Incurred	$1,574,879

	Nine months ended March 31, 2025
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$1,935,750	$6,680,850	2.25
IPO Awards (Tranche 2)	480,894	1,654,406	2.25
IPO Awards (Tranche 3)	1,314,928	4,542,998	2.25
Retention Awards	477,857	546,321	0.8
Less: Forfeitures	(16,922)	—
Total Cost Incurred	$4,192,507	$13,424,575

Total Stock Compensation Costs Capitalized	$1,447,743
Total Stock Compensation Costs Expensed	2,744,764
Total Cost Incurred	$4,192,507
2025 Director Restricted Stock Units
On January 1, 2025, the Company granted 27,281 Director RSUs for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company’s common stock. These awards have a cliff-vesting period of one year. The fair value on grant date of the RSUs was $20.99 per unit. All Director RSUs remained outstanding as of
March 31, 2025. The Company recognized $144,175 in stock-based compensation expense related to these Director awards for the three months ended March 31, 2025.
Note 9 – Income Taxes
The effective tax rates for the three months and nine months ended March 31, 2025, and 2024 were nil. The Group’s effective tax rate differed from the applicable statutory income tax rate due to operating losses incurred for the three months and nine months ended March 31, 2025, and 2024. The Group has accumulated losses for tax purposes as of
March 31, 2025, in the amount of $322,399,763, which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.
As of March 31, 2025, and June 30, 2024, the Group did not have any uncertain tax positions.

Note 10 – Loss Per Share
Basic net loss per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.
The computations for basic and diluted loss per share are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(6,656,997)	$(3,282,555)	$(26,718,517)	$(12,498,584)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	14,536,774	10,223,449	14,336,033	9,145,388
Net loss per share, basic and diluted	$(0.458)	$(0.321)	$(1.864)	$(1.367)
The Company’s potentially dilutive shares, which include outstanding milestone options and RSUs, have not been included in the computation of diluted net loss per share for the three months and nine months ended March 31, 2025, and
2024 as the result would be anti-dilutive.
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
cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
Capital Commitments

	March 31, 2025	June 30, 2024
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$21,972,265	$23,283,360
EP 161	2,500,400	2,649,600
Beetaloo Joint Venture	70,761,319	62,642,340
Midstream	4,955,806	1,971,843
Sweetpea
Sweetpea’s committed spend as of March 31, 2025, was $21,972,265, which was related to two licenses, EP 136 with total commitments of $13,283,375 and EP 143 with total commitments of $8,688,890.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13,283,375.
A variation application for EP 143 was submitted to DME in August 2024, and approved in October 2024. The total minimum work program commitments remain the same at $8,688,890 with activity and associated spend being transferred within the license term.

EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is expected to be $2,500,400 based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program, and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $70,761,319 related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of
$10,173,502, EP 98 of $49,566,523 and EP 117 of $11,021,294.
Midstream
Committed spend for the SPCF project as of March 31, 2025, was $4,955,806 which was related to the engineering, procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility and major equipment procurement.
Environmental
The Group’s operations are subject to risks normally associated with drilling, completion and production of oil and gas, including blowouts, fires, and environmental risks such as oil spills or gas leaks that could expose the Group to liabilities associated with these risks.
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

1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of March 31, 2025.
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
As of March 31, 2025, there was A$7,684,129 of letters of credits issued under the Facility Agreement. As of
March 31, 2025 there was A$17,315,872 of unused credit under Facility A and A$10,000,000 of unused credit under
Facility B and Facility C.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of March 31, 2025, total unamortized debt issuance costs were A$770,142. During the three months and nine months ended March 31, 2025, the
Group recorded A$72,201 and A$96,268, respectively, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost.
Tamboran’s share of the bank guarantees over the next three months is estimated to be A$10.7 million. Pursuant to the Gas
Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be released by APA once certain performance conditions are met and first gas has been delivered to the NT Government under the Gas Sales Agreement
(“GSA”). APA may call on the bank guarantees if certain defaults under the DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the
Facility Agreement with Macquarie.
Note 12 – Related Party Transactions
The Group transacts with two shareholders identified as related parties, H&P and Mr. Bryan Sheffield (“Mr.
Sheffield”). The transactions during the nine months ended March 31, 2025 are as follows.
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
During the three months and nine months ended March 31, 2025, the Group incurred cost of $2,125,323 and $10,224,710 relating to a combination of site mobilization, standby, drilling, labor and rig move costs, $1,466,155 of which remained invoiced and unpaid as of March 31, 2025.
Mr. Sheffield
During the three months ended and the nine months ended March 31, 2025, the Group transacted with DWE and
DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Sheffield serves as managing partner. Given the equity investments made by Mr. Sheffield in prior periods, an individual employed by Formentera Partners, LP, was appointed director of the group in September 2023.
Subsequent to March 31, 2025, this individual advised the Group's Board of Directors of their resignation effective April
15, 2025. Mr. Sheffield has been a shareholder in the Company since November 2021.

The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a
50/50 joint venture referred to as SPCF Sub Trust (Refer Note 2).
During the three months ended March 31, 2025, DWE's share of expenditure for the Beetaloo Joint Venture for which contributions were due was $19,786,665. During the nine months ended March 31, 2025, DWE's share of expenditure for the Beetaloo Joint Venture for which contributions were due was $44,778,280. As of March 31, 2025, the
Group had unpaid cash calls owing from DWE in the amount of $5,843,608.
During the three months ended March 31, 2025, the SPCF assets were transferred from TB1 to the SPCF Sub Trust
(Refer Note 2). Subsequent to the transfer, cash calls were issued to DWI.
During the three months and nine months ended March 31, 2025, DWI's share of expenditure for SPCF for which contributions were due was $1,474,968. As of March 31, 2025, the Group had unpaid cash calls owing from DWI in the amount of $921,332.
During the nine months ended March 31, 2025, the Company issued 312,500 shares of Common Stock in satisfaction of the Group's obligation towards the Checkerboard fee (Refer Note 2 and Note 7).
Note 13 – Subsequent Events
Entry into a Material Definitive Agreement
Subscription Agreements
On May 12, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the Investors, an aggregate of approximately 3.1 million newly issued shares of the Company’s common stock, par value $0.001 (“Common Stock”), for an aggregate purchase price of approximately $55 million, on the terms and subject to the conditions set forth therein (the “Offering”). Of the Offering,
$44 million is expected to close on May 16, 2025, subject to the satisfaction of customary closing conditions. The closing of the remaining $11 million is subject to approval by Tamboran’s shareholders and the satisfaction of other customary closing conditions.
Pursuant to the Subscription Agreements, the Company has agreed to use commercially reasonable efforts to file with SEC, within 30 calendar days after May 12, 2025, a registration statement registering the resale of the shares of
Common Stock (the “Registrable Securities”). The Company shall use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after filing, but no later than the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will review the registration statement) following the Closing. The
Company is also obligated to maintain the effectiveness of the registration statement for a period ending on the earlier of
(A) the date the Investor ceases to hold any Registrable Securities, (B) the date all Registrable Securities held by the
Investor may be sold without restriction under Rule 144, or (C) three years from the effective date of the registration statement.
The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of the forms of Subscription Agreements, copies of which will be filed as exhibits to our
Annual Report on Form 10-K for the year ending June 30, 2025.
Asset Sale Agreement – Beetaloo Acreage Position
On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale
Agreement – Beetaloo Acreage Position (the “Asset Sale Agreement”) with Elliot Energy I Pty Ltd (“Elliot Energy”).
Pursuant to the Asset Sale Agreement, DWE will acquire approximately 12.5% of TR West’s 77.5% interest in the applicable retention licenses for $15 million.
The foregoing description of the Asset Sale Agreement does not purport to be complete and is qualified in its entirety by the text of the Asset Sale Agreement, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending June 30, 2025.

Second Amended and Restated Joint Venture and Shareholders Agreement
On May 12, 2025, the Company, TR West, TR Ltd., DWE and TB1 (collectively, the “parties”) entered into a second amended and restated joint venture and shareholders agreement (the “Second Amended and Restated JVSA”). The following summarizes the material changes in the Amended and Restated JVSA from the amended and restated joint venture and shareholders agreement filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024:
•The Company and DWE have signed a binding agreement to finalize the checkerboard of the joint acreage position across EPs 76, 98 and 117.
•In conjunction with the checkerboard, the Company and DWE entered into the Asset Sale Agreement whereby
DWE will acquire a non-operating and non-controlling interest in 100,000 acres within two areas for a consideration of $15 million, or $150 per acre. The transaction is subject to regulatory approvals.
•On completion, the Company will have retained approximately 1.9 million net prospective, development-ready acres across the Beetaloo Basin.
•The Company has reserved 406,693 gross acres as the Phase 2 Development Area, located immediately north of the proposed Pilot Area, where the Company plans to focus development on supplying gas into Australia’s East
Coast domestic gas market.
•On completion of the sale to DWE, the Company is expected to hold 236,370 net acres (58.12% operated interest)
over the Phase 2 Development Area, with DWE (19.38%) and Falcon Oil & Gas (Australia) Limited (Falcon)
(22.5%) holding the remaining interest.
•The Company has engaged RBC Capital Markets to commence a formal farm-down of the Phase 2 Development
Area. The formal process will commence on release of the IP30 flow test from the Shenandoah South 2H sidetrack (SS-2H ST1) well, planned for June 2025. DWE will have participation rights to any transaction on the same terms.
•Ownership of the Pilot Area, the focus for initial gas production in the Northern Territory, remains unchanged (the
Company 47.5% operator, DWE 47.5% and Falcon 5%).
•The Company will hold 77.5% operating interest in the ex-EP 76, 98 and 117 acreage, with Falcon Oil & Gas
(Australia) Limited holding the remaining 22.5% interest.
The foregoing description of the Amended and Restated JVSA does not purport to be complete and is qualified in its entirety by the text of the Amended and Restated JVSA, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending June 30, 2025.
Unregistered Sale of Equity Securities.
PIPE Transaction
The Common Stock to be issued and sold to the Investors pursuant to the Subscription Agreements will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The disclosure set forth above in relation to the Subscription Agreements is incorporated by reference here.
The Group has evaluated its subsequent events occurring after March 31, 2025, through May 13, 2025, which represents the date these condensed consolidated financial statements were available to be issued. No further subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.

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

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024

Revenue and other operating income	$—	$—	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(2,430)	(1,938)	(6,333)	(3,703)
Consultancy, legal and professional fees	(1,420)	(1,078)	(4,104)	(4,863)
Depreciation and amortization	(23)	(32)	(85)	(90)
Loss on remeasurement of assets classified as held for sale	—	—	(376)	(26)
Accretion of asset retirement obligations	(275)	(231)	(774)	(661)
Exploration expense	(1,201)	423	(3,684)	(2,964)
LNG feasibility study expense	(1,978)	—	(5,211)	—
Checkerboard fee	—	—	(5,950)	—
General and administrative	(1,474)	(704)	(4,278)	(2,302)
Total operating costs and expenses	(8,801)	(3,560)	(30,795)	(14,609)
Other income (expense):
Interest income, net	51	255	1,553	503
Foreign exchange loss, net	142	659	(1,340)	385
Other income (expense), net	435	(1)	153	(200)
Total other income (expense)	628	913	366	688
Net loss	(8,173)	(2,647)	(30,429)	(13,921)
Foreign currency translation	1,477	(12,199)	(15,532)	(3,866)
Total comprehensive income (loss) attributable to noncontrolling interest	(943)	(1,300)	(5,735)	(1,956)
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	$(5,753)	$(13,546)	$(40,226)	$(15,831)

Results of Operations for the Three Months Ended March 31, 2025 and 2024
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the three months ended March 31, 2025 and 2024, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-
based compensation, increased by $0.5 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due primarily to restricted stock units granted in August 2024 and increased headcount as compared to the comparative period, while the prior period reflected performance-based bonuses issued during the period.
Consultancy, legal and professional fees. Consultancy, legal and professional fees increased by $0.3 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, as a majority of the legal fees incurred during the comparative period were deferred to stock issuance costs within the condensed consolidated balance sheet, reducing the portion of costs expensed. Other legal, consultancy and professional fees remained fairly consistent during the three months ended March 31, 2025.
Accretion of asset retirement obligations expense. For the three months ended March 31, 2025, an expense for accretion of asset retirement obligations of $0.3 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad.
Exploration expense. For the three months ended March 31, 2025, an expense for exploration of $1.2 million expense was recognized related to topographical, geographical and geophysical studies.
LNG feasibility study expense. During the three months ended March 31, 2025, the Group incurred expenses of
$2.0 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility.
General and administrative. General and administrative costs increased by $0.8 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily as a result of increased expenses related to headcount, travel, insurance, and office and administrative fees.
Interest income, net. Interest income, net decreased by $0.2 million during the three months ended March 31,
2025, as compared to the three months ended March 31, 2024, primarily due to interest received from term deposits using
IPO proceeds during the period ended March 31, 2024 which did not exist during the comparative period.
Foreign currency translation. For the three months ended March 31, 2025, we recognized a foreign currency translation gain of $1.5 million, primarily due to the strengthening of the Australian Dollar as of March 31, 2025, as
compared to December 31, 2024. In the three months ended March 31, 2024, we recognized a foreign currency translation loss of $12.2 million, primarily due to the weakening of the Australian Dollar as of March 31, 2024, as compared to
December 31, 2023. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended
March 31, 2025, and 2024. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Result of Operations for the Nine Months Ended March 31, 2025 and 2024
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the nine months ended March 31, 2025 and 2024, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-
based compensation, increased by $2.6 million during the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, due primarily to the restricted stock units granted in August 2024 and increased headcount as compared to the comparative period.
Consultancy, legal and professional fees. Consultancy, legal and professional fees decreased by $0.8 million during the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, primarily due to professional fees related to implementation of the scheme of arrangement and IPO readiness incurred in the comparative period in 2024 which did not recur in the nine months ended March 31, 2025.
Loss on remeasurement of assets classified as held for sale. The Group recognized a loss on assets classified as held for sale amounting to $0.4 million during the nine months ended March 31, 2025, due to the write down of rig 403 to the fair value less costs to sell. In contrast, a loss on assets classified as held for sale amounting to $0.03 million was recognized during the nine months ended March 31, 2024, due to the sale of a smaller rig, rig 301.
Accretion of asset retirement obligations expense. For the nine months ended March 31, 2025, an expense for accretion of asset retirement obligations of $0.8 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as SPCF for the new well and related well pads drilled during the period. As the Group drilled two additional wells and established the SPCF site during the nine months ended March 31, 2025, the expense for the current period has increased marginally from that of the comparative period.
Exploration expense. Exploration expense increased by $0.7 million during the nine months ended March 31,
2025, as compared to nine months ended March 31, 2024, primarily due to increased activity for topographical, geographical and geophysical studies and other indirect expenditure relating to the non-operated joint venture in the current period.
LNG feasibility study expense. During the nine months ended March 31, 2025, the Group incurred expenses of
$5.2 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility.
Checkerboard fee. During the nine months ended March 31, 2025, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November 2024.
General and administrative. General and administrative costs increased by $2.0 million during the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, primarily as a result of increased expenses related to insurance, headcount, travel, and other office and administrative fees.
Interest income, net. Interest income, net increased by $1.1 million during the nine months ended March 31, 2025, as compared to the nine months ended March 31, 2024, primarily due to interest received from term deposits using IPO proceeds during the period ended March 31, 2025, which did not exist during the comparative period.
Foreign currency translation. For the nine months ended March 31, 2025, we recognized a foreign currency translation loss of $15.5 million, primarily due to the weakening of the Australian Dollar as of March 31, 2025, as compared to July 1, 2024. In the nine months ended March 31, 2024, we recognized a foreign currency translation loss of
$3.9 million, primarily due to the weakening of the Australian Dollar as of March 31, 2024, as compared to July 1, 2023.
Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the nine months ended
March 31, 2025, and 2024. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources
We are a development stage enterprise and will continue to be so until commencement of substantial production from our natural gas properties. We do not expect to generate any revenue from production until late 2026, at the earliest, which will depend upon successful drilling results, additional and timely capital funding, negotiation of certain commercial agreements and access to suitable infrastructure. Until then our primary sources of liquidity are expected to be cash on hand, residual net proceeds from our IPO, and funds from future private and public equity placements, debt funding and asset sales.
We expect to incur substantial expenses and generate significant operating losses as we continue to develop our natural gas prospects and as we:
•complete our current appraisal drilling and testing program;
•develop and commercialize our assets, including the SPCF, the proposed NT LNG facility and other infrastructure;
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
For the remainder of the fiscal year ending June 30, 2025, we estimate that we will need to invest approximately
$13.0 million to progress our development plans. We expect our existing cash on hand to be sufficient to fund our planned flow testing of SS-2H ST1 and to progress SS-3H. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.
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
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	March 31, 2025	June 30, 2024
Cash and cash equivalents	$25,636	$74,746
As of March 31, 2025, we had $25.6 million of cash and cash equivalents. This balance represents a decrease of
$49.1 million from June 30, 2024, due to incoming funds from the greenshoe option exercised in July 2024, the sale of rig
403 in October 2024, R&D tax credits received in December 2024, and cash calls received throughout the period which are offset primarily by spending on operations on the SS-2H, SS-2H side track, and SS-3H pilot wells during the nine months ended March 31, 2025.

Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	March 31, 2025	June 30, 2024
Capital commitments:
Sweetpea	$21,972	$23,283
EP 161	$2,500	$2,650
Beetaloo Joint Venture	$70,761	$62,642
Midstream	$4,956	$1,972
Sweetpea
As of March 31, 2025, the Company’s wholly owned subsidiary, Sweetpea committed to spend $22.0 million related to two licenses, EP 136 with total commitments of $13.3 million and EP 143 with total commitments of $8.7 million over the following five years.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13.3 million.
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
Beetaloo Joint Venture
The terms of the Beetaloo Joint Venture necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $70.8 million related to drilling and multi-stage hydraulic fracturing of four wells, 2D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.2 million, EP 98 of $49.6 million, and EP 117 of $11.0 million. An application was submitted to DME on September 26, 2024 to vary the year 2 and 3 work program, and is currently pending resolution.
Midstream
Committed spend for the SPCF project as of March 31, 2025, was $5.0 million which was related to the engineering, procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility and major equipment procurement.
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

As of March 31, 2025, there was A$7,684,129 of letters of credits issued under the Facility Agreement. As of
March 31, 2025 there was A$17,315,872 of unused credit under Facility A and A$10,000,000 of unused credit under
Facility B and Facility C.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended March 31,
	2025	2024
Statement of Cash Flows:
Net cash used in operating activities	$(23,205)	$(10,494)
Net cash used in investing activities	(73,681)	(45,362)
Net cash from financing activities	48,344	76,145
Net Cash Used in Operating Activities
For the nine months ended March 31, 2025, net cash used in operating activities was $23.2 million, during which we incurred a net loss of $30.4 million, compared to net cash used in operating activities for the nine months ended
March 31, 2024 of $10.5 million, during which we incurred a net loss of $13.9 million. The net loss for the nine months ended March 31, 2025, included the non-cash impacts of depreciation and amortization, stock-based compensation, loss on remeasurement of assets classified as held for sale, accretion of asset retirement obligations, interest expense, checkerboard fee and foreign exchange differences. Additionally, in the nine months ended March 31, 2025, net unfavorable changes in operating assets and liabilities totaled $4.6 million, primarily consisting of a $3.9 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a $0.6 million increase in trade and other receivables and a $0.2 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the nine months ended March 31, 2025, net cash used in investing activities was $73.7 million compared to
$45.4 million for the nine months ended March 31, 2024. In the period ended March 31, 2025, there was spend on exploration and evaluation activities of $74.1 million in connection with the drilling of the SS2-H, SS-2H ST1 and SS-3H pilot wells, expenditure of $11.5 million related to the detailed design and procurement of long lead items for the SPCF, partially offset by proceeds from the sale of assets held for sale of $8.0 million for rig 403 and R&D tax credits of $6.2 million.
Net Cash from Financing Activities
For the nine months ended March 31, 2025, net cash received in financing activities was $48.3 million compared to $76.1 million received for the nine months ended March 31, 2024. The decrease was primarily due proceeds from the issuance of common stock of $73.1 millions that occurred in the comparative period, which didn't occur during the nine months ended March 31, 2025, partially offset by the receipt of $7.4 million in gross proceeds from the greenshoe option exercised in July 2024 and $48.5 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls.
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

There have been no other material changes in critical accounting estimates at March 31, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting due to the material weakness that was disclosed in our
Annual Report on Form 10-K for the year ended June 30, 2024.
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

Changes in Internal Control Over Financial Reporting
Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended
March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 6, 2024, Lock the Gate Alliance Ltd (“Lock the Gate”) lodged an Originating Application in the
Federal Court of Australia seeking an injunction under s475(2) of the Environment Protection and Biodiversity
Conservation Act 1999 (Cth) (“EPBC Act”), to restrain TB1 Operator from conducting the Shenandoah South Pilot Project and a declaration under s 21 of the Federal Court of Australia Act 1976 (Cth) that the Shenandoah South Pilot Project is an action which involves unconventional gas development and is likely to have a significant impact on a water resource within the meaning of ss 24D and 24E of the EPBC Act (the “Originating Application”). The Originating Application was listed for hearing in the Federal Court of Australia on June 23 and June 24, 2025 before Owens J.
Item 1A. Risk Factors
There have been no material changes in risk factors for the quarterly period ended March 31, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There has been no material change in the planned use of proceeds from the description included on Form S-1 (File
No. 333-279119), as amended, declared effective by the SEC on June 26, 2024.
No shares of the Company’s common stock were repurchased during the three months ended March 31, 2025.
Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.
Entry into a Material Definitive Agreement
Subscription Agreements
On May 12, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the Investors, an aggregate of approximately
3.1 million newly issued shares of the Company’s common stock, par value $0.001 (“Common Stock”), for an aggregate purchase price of approximately $55 million, on the terms and subject to the conditions set forth therein (the “Offering”).

Of the Offering, $44 million is expected to close on May 16, 2025, subject to the satisfaction of customary closing conditions. The closing of the remaining $11 million is subject to approval by Tamboran’s shareholders and the satisfaction of other customary closing conditions.
Pursuant to the Subscription Agreements, the Company has agreed to use commercially reasonable efforts to file with SEC, within 30 calendar days after May 12, 2025, a registration statement registering the resale of the shares of
Common Stock (the “Registrable Securities”). The Company shall use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after filing, but no later than the 60th calendar day (or 90th calendar day if the SEC notifies the Company that it will review the registration statement) following the Closing. The
Company is also obligated to maintain the effectiveness of the registration statement for a period ending on the earlier of
(A) the date the Investor ceases to hold any Registrable Securities, (B) the date all Registrable Securities held by the
Investor may be sold without restriction under Rule 144, or (C) three years from the effective date of the registration statement.
The foregoing description of the Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the copy of the forms of Subscription Agreements, copies of which will be filed as exhibits to our
Annual Report on Form 10-K for the year ending June 30, 2025.
Asset Sale Agreement – Beetaloo Acreage Position
On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale
Agreement – Beetaloo Acreage Position (the “Asset Sale Agreement”) with Elliot Energy I Pty Ltd (“Elliot Energy”).
Pursuant to the Asset Sale Agreement, DWE will acquire approximately 12.5% of TR West’s 77.5% interest in the applicable retention licenses for $15 million.
The foregoing description of the Asset Sale Agreement does not purport to be complete and is qualified in its entirety by the text of the Asset Sale Agreement, a copy of which will be filed as an exhibit to our Annual Report on Form
10-K for the year ending June 30, 2025.
Second Amended and Restated Joint Venture and Shareholders Agreement
On May 12, 2025, the Company, TR West, TR Ltd., DWE and TB1 (collectively, the “parties”) entered into a second amended and restated joint venture and shareholders agreement (the “Second Amended and Restated JVSA”). The following summarizes the material changes in the Amended and Restated JVSA from the amended and restated joint venture and shareholders agreement filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024:
•The Company and DWE have signed a binding agreement to finalize the checkerboard of the joint acreage position across EPs 76, 98 and 117.
•In conjunction with the checkerboard, the Company and DWE entered into the Asset Sale Agreement whereby
DWE will acquire a non-operating and non-controlling interest in 100,000 acres within two areas for a consideration of $15 million, or $150 per acre. The transaction is subject to regulatory approvals.
•On completion, the Company will have retained approximately 1.9 million net prospective, development-ready acres across the Beetaloo Basin.
•The Company has reserved 406,693 gross acres as the Phase 2 Development Area, located immediately north of the proposed Pilot Area, where the Company plans to focus development on supplying gas into Australia’s East
Coast domestic gas market.
•On completion of the sale to DWE, the Company is expected to hold 236,370 net acres (58.12% operated interest)
over the Phase 2 Development Area, with DWE (19.38%) and Falcon Oil & Gas (Australia) Limited (Falcon)
(22.5%) holding the remaining interest.
•The Company has engaged RBC Capital Markets to commence a formal farm-down of the Phase 2 Development
Area. The formal process will commence on release of the IP30 flow test from the Shenandoah South 2H sidetrack (SS-2H ST1) well, planned for June 2025. DWE will have participation rights to any transaction on the same terms.

•Ownership of the Pilot Area, the focus for initial gas production in the Northern Territory, remains unchanged (the
Company 47.5% operator, DWE 47.5% and Falcon 5%).
•The Company will hold 77.5% operating interest in the ex-EP 76, 98 and 117 acreage, with Falcon Oil & Gas
(Australia) Limited holding the remaining 22.5% interest.
The foregoing description of the Amended and Restated JVSA does not purport to be complete and is qualified in its entirety by the text of the Amended and Restated JVSA, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending June 30, 2025.
Unregistered Sale of Equity Securities.
PIPE Transaction
The Common Stock to be issued and sold to the Investors pursuant to the Subscription Agreements will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The disclosure set forth above in relation to the Subscription Agreements is incorporated by reference here.

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

10.1	Restricted Stock Award Notice and Agreement for Fredrick Barrett pursuant to Tamboran Resources Corporation 2024 Equity Award Plan dated January 22, 2025 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed
Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss,
(iii) the Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated
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
Date: May 13, 2025
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer