Form 10-K
period 2025-06-30
Tamboran Resources Corp
filed 2025-09-25
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-42149

Tamboran Resources Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	93-4111196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 01, Level 39, Tower One, International Towers, Sydney 100 Barangaroo Avenue, Barangaroo, New South Wales, Australia	2000
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: Australia +61 2 8330 6626
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TBN	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2024, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of such date was $221,466,938. As of September 24, 2025, the number of shares outstanding of the registrant’s common stock was 17,820,758.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Tamboran Resources Corporation Proxy Statement for the 2025 Annual Meeting of stockholders (“2025 Proxy Statement”) are incorporated by reference into Part III hereof.

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
“Beetaloo” or “Beetaloo Basin” refers to the Beetaloo Basin of the Northern Territory, Australia.
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
“Equity Next Zero” refers to the elimination and/or offset of our Scope 1 and Scope 2 emissions, on an equity share basis, in our owned and operated upstream businesses. This includes the utilization of carbon credits as offsets.
“estimated ultimate recovery” or “EUR” refers to the sum of reserves remaining as of a given date and cumulative production as of that date.
“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
“exploratory well” refers to a well drilled to find or establish a new productive oil or natural gas reservoir, or to delineate the extent of a known productive reservoir.
“extension well” refers to a well drilled in an effort to extend the limits of a known productive reservoir.
“farm-in agreement” refers to an agreement under which the owner of a working interest in license assigns the working interest or a portion of the working interest to another party (the “farmee”) as a means to share the costs and risks of development. Generally, the farmee agrees to pay the cost of the working interest owner (the “farmor”) to drill one or more wells. As consideration for the farmee’s services, the farmor transfers to the farmee a portion of the farmor’s interest in the license.
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
“JOBS Act” refers to the Jumpstart Our Business Startups Act, as amended.
“LNG” refers to liquefied natural gas.
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
“Net zero equity” refers to the elimination and /or offset of GHG emissions, on an equity share basis, for the relevant emission scopes referred to.
“Northern Territory” or “NT” refers to the Northern Territory of Australia.
“NYSE” refers to the New York Stock Exchange.
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
“royalty interest” refers to an interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof) but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
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
“Securities Act” refers to the Securities Act of 1933, as amended.
“Shell” refers to Shell Eastern Trading (Pte) Ltd, a subsidiary of Shell plc (LSE: SHEL).
“SOX” refers to the Sarbanes-Oxley Act of 2002, as amended.
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
v

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
Presentation of Financial and Operating Data
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the words “fiscal year” refers to the twelve months ended June 30 of that year. For example, references to “fiscal year 2025” refer to the twelve months ended June 30, 2025. References to “dollars,” “$” and “U.S. dollars” refer to United States dollars; and references to “Australian dollars” and “A$” refer to Australian dollars.
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

The following exchange rates were used to translate our consolidated financial statements and other financial and operational data shown in constant currency:

	Average for the Fiscal Years
	2025	2024
A$1.00	$0.65	$0.66
Cautionary Note Regarding Emerging Growth Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to adopt a new or revised standard early.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated benefits of strategic transactions (including acquisitions and divestitures), anticipated events and trends, the economy and other future conditions. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods.
It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors, including but not limited to: our early stage of development with no material revenue expected until mid-calendar year 2026 and our limited operating history; the substantial additional capital required for our business plan, which we may be unable to raise on acceptable terms; our strategy to deliver natural gas to the Australian East Coast and select Asian markets being contingent upon constructing additional pipeline capacity, which may not be secured; the absence of proved reserves and the risk that our drilling may not yield natural gas in commercial quantities or quality; the uncertainty in estimating the characteristics of our property; the speculative nature of drilling activities, which involve significant costs and may not result in discoveries or additions to our future production or reserves; the challenges associated with importing U.S. practices and technology to the Northern Territory, which could affect our operations and growth due to limited local experience; the critical need for timely access to appropriate equipment and infrastructure, which may impact our market access and business plan execution; the operational complexities and inherent risks of drilling, completions, workover, and hydraulic fracturing operations that could adversely affect our business; the uncertainty of our industry as a whole; the volatility of natural gas prices and its potential adverse effect on our financial condition and operations; the difficulty in executing our business strategy if we cannot manage our future growth effectively, our inability to obtain the commercial contracts necessary to facilitate direct delivery of our natural gas production on commercially reasonable terms; the risks of construction delays, cost overruns, and negative effects on our financial and operational performance associated with midstream projects; the potential fundamental impact on our business if our assessments of the Beetaloo are materially inaccurate; the uncertainties in estimating existing quantities of proved and possible reserves; our dependence on certain members of management and our technical team; our limited control over properties operated by others or through joint ventures; the concentration of all our assets and operations in the Beetaloo, making us susceptible to region-specific risks; our inability to make accretive acquisitions or successfully integrate acquired businesses or assets; operating hazards that could result in liabilities for which we may not have adequate insurance coverage; the risks inherent to the exploration and production of natural gas; delays and cost overruns resulting from the long term development schedule of natural gas projects; the substantial doubt raised by our recurring operational losses, negative cash flows, and cumulative net losses about our ability to continue as a going concern; our ability to attract a third-party partner and secure permitting to develop an additional LNG export terminal on Australia’s northern coast; financial crises; events outside our control, such as epidemics, geopolitical instability, or terrorist attacks; cybersecurity threats and disruptions, as well as any compromised information or systems resulting from such disruptions; potential legal proceedings that result in liabilities; risks related to corporate social responsibility and our estimates thereof; complex laws and regulations that could affect our operational costs and feasibility or lead to significant liabilities; community opposition that could result in costly delays and impede our ability to obtain necessary government approvals; exploration and development activities in the Beetaloo that may lead to legal disputes, operational disruptions, and reputational damage due to native title and heritage issues; the requirement to produce natural gas on a Scope 1 net zero basis upon commencement of commercial production, with internal net zero goals, which may increase our production costs; the increased attention to ESG matters and environmental conservation measures that could adversely impact our business operations; restrictions and delays that may result from federal and local initiatives relating to hydraulic fracturing; reduced demand for the natural gas we produce or increased compliance costs due primarily to risks related to climate change; limitations on our ability to pursue business strategies if we incur costs related to a failure to comply with environmental, health or safety regulations; potential future regulation by the Northern Territory of Australia; unanticipated water and waste disposal costs as a result of increased water-related laws and regulations; restrictions on drilling, completion, production or related activities intended to protect certain species of wildlife; increased costs of compliance with evolving data privacy laws; risks related to our corporate structure; risks related to our common stock and CDIs; and the other risk factors discussed in this report and the Company’s filings with the Securities and Exchange Commission (the “SEC”).
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
Additionally, certain forward-looking and other statements in this report or other locations, such as the Company’s corporate website, regarding ESG matters are informed by various ESG standards and frameworks (which may include standards for the measurement of underlying data) and the interests of various stakeholders. Accordingly, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting or other regulatory purposes, even if the Company uses the word “material” or “materiality” in such discussions. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and the Company’s approach to and discussion of these matters may continue to evolve as well. For example, the Company’s disclosures may change due to revisions in framework requirements, availability of information, changes in its business or applicable governmental policies, or other factors, some of which may be beyond its control.

SUMMARY RISK FACTORS
The following is a summary of the material risks and uncertainties we have identified, which should be read in conjunction with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industry
•We are an early stage development company with no material revenue expected from production until at least mid-calendar year 2026. We have a limited operating history, and our future performance is uncertain;
•Our business plan requires substantial additional capital, which we may be unable to raise on acceptable terms in the future, or at all,
•Our business plan contemplates delivering natural gas to the Northern Territory, Australian East Coast as well as select markets in South and East Asia which will depend on the construction of additional pipeline capacity;
•We have no proved reserves at this time and areas that we decide to drill may not yield natural gas in commercial quantities or quality, or at all;
•We face substantial uncertainties in estimating the characteristics of our property;
•Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any discoveries or additions to our future production or reserves;
•We intend to import and implement U.S. practices and technology for use in the development of our properties in the Northern Territory. There is limited experience with these practices within the workforce in the areas we operate. The ability to attract and train a qualified workforce could hamper our ability to grow;
•Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to natural gas markets and delay the phases of our business plan;
•Drilling, completions, workover and hydraulic fracturing operations are operationally complex activities which present certain risks that could adversely affect our business, financial condition or results of operations;
•Our industry requires us to navigate uncertainties that could adversely affect our financial condition and results of operations, including the volatile price of natural gas, which could further impact our ability to raise capital;
•We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy, which contemplates the execution of midstream contracts with certain third parties in order to allow us to supply our own natural gas to the Northern Territory, the Australian East Coast, and/or for export out of Darwin. We cannot assure you that we will be successful in obtaining the commercial contracts necessary to facilitate direct delivery of our natural gas production on commercially reasonable terms, or at all;
•Construction of midstream projects subjects us to risks of construction delays, cost over-runs, limitations on our growth and negative effects on our financial condition, results of operations, cash flows and liquidity;
•If our assessments of the Beetaloo are materially inaccurate, or if estimates of proved and provable reserves generally are materially inaccurate, it will have a fundamental impact on our business;
•We are dependent on certain members of our management and technical team;
•We have limited control over properties and investments operated by others or through joint ventures;
•All of our assets and operations are located in the Beetaloo, making us vulnerable to risks associated with operating in one geographic area;
•We may be unable to make accretive acquisitions or successfully integrate acquired businesses or assets;
•Our business is subject to operating hazards that could result in substantial losses or liabilities inherent to the exploration and production of natural gas for which we may not have adequate insurance coverage;
•Our identified drilling locations are scheduled out over several years, making them susceptible to uncertainties, including the availability and cost of drilling rigs, equipment, supplies, personnel and natural gas field services, that could materially alter the occurrence, timing and cost of their drilling;
•Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern;
•Our long-term business plan contemplates the development of an additional LNG export terminal on the northern coast of Australia. Our ability to develop such a facility is dependent on our ability to attract a third-party partner and secure the necessary permits;
•Events outside of our control, including financial crisis or deterioration in economic, business or industry conditions, an epidemic or outbreak of an infectious disease, terrorism targeting our systems or natural gas infrastructure, geopolitical instability, and security threats, could have a material adverse effect on our business;

•Our business could be negatively affected by security threats and disruptions, including electronic, cybersecurity or physical security threats and other disruptions;
•We may be involved in legal proceedings that could result in substantial liabilities; and
•We are subject to risks related to corporate social responsibility.

Risks Related to Environmental, Legal Compliance and Regulatory Matters
•We are subject to complex federal, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities;
•We face community opposition from certain parties with respect to our development of the Beetaloo and related operations, which could result in significant costs and delays and could impede our ability to obtain the government approvals required for such operations;
•The exploration and development of natural gas in the Beetaloo can pose native title and heritage risks, potentially leading to legal disputes, operational disruptions, and reputational damage;
•Upon commencement of commercial production, we are required by the Australian government to produce natural gas in the Beetaloo on a Scope 1 net zero basis. We also have set an internal net zero goal with respect to our natural gas production. Meeting these requirements and goals may increase our costs of production, and we may be unable to meet these requirements and goals;
•Increased attention to ESG matters and environmental conservation measures may adversely impact our business; and
•Our business is subject to complex and evolving laws and regulations regarding privacy, data security and the processing of personal information.

Risks Related to our Corporate Structure
•We are a holding company. Our sole material asset is our equity interest in TR Ltd. and we will be accordingly dependent upon distributions from TR Ltd. to pay taxes and cover our corporate and other overhead expenses.

Risks Related to our Common Stock and our CDIs
•The requirements of being a public company, including compliance with the reporting requirements of the ASX listing rules and the Exchange Act, and the requirements of the SOX, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner;
•Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial conditions;
•We have engaged in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests;
•We have identified a material weakness in our internal control over financial reporting. Any material weakness may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements;
•The different characteristics of the capital markets in Australia and the United States may negatively affect the trading prices of our CDIs and common stock, and may limit our ability to take certain actions typically performed by a U.S. company;
•Our ability to raise additional capital may be significantly limited by listing rules of the ASX that limit the amount of common stock that we are permitted to issue without stockholder approval; and
•As a result of listing CDIs on the ASX, we are subject to the listing rules of the ASX, which may strain our resources, divert management’s attention and affect our ability to manage our business or raise additional capital.

PART I
ITEMS 1 AND 2.    BUSINESS AND PROPERTIES
General Development of Business and Corporate Reorganization
Headquartered in Sydney, Australia, we have been engaged in the development of Australian oil and natural gas reserves since our formation in 2009. Since 2014, we have focused our development activities within the Northern Territory.
TR Ltd. completed its initial public offering in Australia in July 2021 and was publicly listed on the ASX under the ticker “TBN.” Tamboran was incorporated in Delaware on October 3, 2023 for the purpose of effecting a scheme of arrangement under Australian law between Tamboran and TR Ltd., which we refer to as the “Corporate Reorganization.” On December 13, 2023, Tamboran implemented the Corporate Reorganization and acquired all of the outstanding ordinary shares of TR Ltd. in exchange for 1,716,672,600 CDIs representing beneficial interests in 8,583,363 shares of our common stock, with each CDI representing 1/200th of a share of our common stock. Concurrently, TR Ltd.’s ordinary shares were delisted from the ASX and our CDIs were listed on the ASX. Following the Corporate Reorganization, Tamboran’s assets consisted primarily of 100% of the ordinary shares of TR Ltd. Tamboran completed its U.S. initial public offering (“IPO”) in July 2024.
The description of our business included in this report as of the dates and for the periods prior to the Corporate Reorganization reflects the business of TR Ltd., and the description of our business as of the dates and for the periods from and after the Corporate Reorganization reflect the business of Tamboran and its consolidated subsidiaries, in each case unless otherwise expressly stated or the context otherwise requires. The consolidated financial statements and other financial information of Tamboran included in this report reflect the historical financial statements of TR Ltd., as retroactively adjusted to give effect to the Corporate Reorganization.
The terms “we,” “us,” “our” and the “Company,” as used herein and unless otherwise stated or indicated by context, refer to TR Ltd. and its subsidiaries prior to the Corporate Reorganization and to Tamboran and its subsidiaries after the Corporate Reorganization.
Overview
Tamboran is an early stage, growth-driven independent natural gas exploration and production company focused on an integrated approach to the commercial development of the natural gas resources in the Beetaloo Basin located within the Northern Territory of Australia. Through its subsidiaries, Tamboran holds approximately 1.9 million net prospective acres and is the largest acreage holder in the Beetaloo Basin. We believe natural gas will play a significant role in the transition to cleaner energy and are committed to supporting the global energy transition by developing commercial production of natural gas in the Beetaloo Basin with net zero equity Scope 1 and 2 emissions.

The Beetaloo Basin
The Beetaloo Basin, an area of approximately seven million acres (10,800 square miles), is believed to contain significant quantities of unconventional natural gas resources. The Beetaloo Basin is a structural component of the Greater McArthur Basin in the Northern Territory and is located approximately 300 miles southeast of Darwin, Northern Territory. The following image illustrates the location of the Beetaloo:

Preliminary results and third-party data indicate that natural gas produced in the Beetaloo generally has lower carbon dioxide content compared to natural gas produced elsewhere in Northern Australia and major fields supplying Australia’s East Coast gas market. We believe our application of U.S. drilling and completion technology will provide us with a competitive advantage to achieve natural gas production in compliance with the Australian government’s recently enacted GHG regulations. The Australian Federal government’s current policy is to target net zero carbon emissions economy-wide by 2050. The Australian government’s safeguard mechanism (legislation.gov.au) provides regulations that shale gas facilities will have a “zero baseline” meaning they must have Net Zero Scope 1 emissions by law (the “Safeguard Mechanism”). We have set a target to exceed these requirements by reaching net zero equity Scope 1 and 2 GHG emissions upon commencement of commercial production. We expect there to be a variety of means in which we could achieve our equity net zero Scope 1 and 2 goals, including but not limited to, utilizing carbon offsets, for which the prices are capped by applicable law, exploring opportunities to power our facilities with renewable energy sources, implementing methane leakage minimization technology in the design and operation of our production facilities and integrating a carbon capture storage hub with our proposed LNG project.
To date, our appraisal and development activities have focused on the dry gas shale target of the Middle Velkerri B formation. Regional data from exploration wells, initial results from our appraisal wells, including well log and core data, as well as available 2-D seismic data, indicate that the geological properties of the Middle Velkerri section in the Beetaloo Basin are widespread with geology similar to that of the Marcellus Shale of the Appalachian Basin in the northeastern United States (the “Marcellus”). In particular, the dry gas areas of the Marcellus qualify as an appropriate analogous reservoir to the Middle Velkerri shale of the Beetaloo, having similar rock and fluid properties (such as organic-rich source rock and similar thermal maturity), similar reservoir conditions (including depth, pressure gradient and temperature ranges), and drive mechanism (using pressure depletion and gas desorption). While the Marcellus is at a more advanced stage of development than the Beetaloo, we believe comparison to the Marcellus may assist in our estimations and interpretation of data.
Our Business Plan

Our business plan to develop the Beetaloo Basin consists of three phases. The focus of the first phase is on the transition from exploration activities to the commercialization of our properties by drilling and stimulating five wells and developing the Sturt Plateau Compression Facility (“SPCF”, collectively with the five wells, the “Shenandoah South Pilot Project”). During fiscal year 2025, we progressed our first phase towards the commercialization of our assets and accomplished significant milestones, including:

•drilling SS-2H ST1 and SS-3H with over 5,500 and 10,000-foot horizontals, respectively,
•safely executing a stimulation program,
•completing record Beetaloo Basin IP30, IP60 and IP90 flow rate tests on SS-2H ST1, and
•receiving Native Title Holder consent and Northern Territory Government (“NT Government”) approval to sell gas under the Beneficial Use of Gas (“BUG”) legislation, which allows Tamboran to sell gas under an exploration permit during the appraisal period.
Over the course of fiscal year 2026, we plan to progress our development activities towards gas sales from the Beetaloo Basin, which remains on track for mid-calendar year 2026, including:
•the drilling of the three additional Shenandoah South wells (SS-4H, SS-5H and SS-6H) in the Shenandoah South Pilot Project,
•the stimulation of the SS-4H well in 2025 and the SS-3H, SS-5H and SS-6H wells in 2026, and
•completing construction activities and commissioning of the SPCF.
Our goal is to achieve ~40 MMcf/d (gross) plateau production commencing in 2H 2026 from the Shenandoah South Pilot Project, subject to weather conditions and final stakeholder approvals.
Along with Daly Waters we entered a binding development agreement with APA Group (ASX: APA), Australia’s largest gas infrastructure company by volume whereby APA Group will build and operate the 12-inch diameter Sturt Plateau Pipeline (“SPP”). The 23-mile pipeline will connect the SPCF to the existing gas transmission network through the Amadeus Gas Pipeline (“AGP”). APA Group has commenced work on the pipeline activities and it is expected that the SPP will be available to receive gas from mid-2026.
Tamboran has commenced construction of the SPCF that will process the raw gas into sales gas, subject to the terms of the development agreement. To date, the long lead items of the dehydration and compression unit have been delivered to Australia and earthworks have comments on site as activities scale up to the construction period.
We intend to fund these costs with cash on hand as well as net cash proceeds from one or more debt or equity offerings.

The Shenandoah South Pilot Project can be expanded from 40 MMcf/d up to potentially 100 MMcf/d by progressing an expansion of the SPCF. There is currently sufficient capacity in the AGP to accommodate this expansion, providing a path to gas sales into the NT and East Coast gas markets.

The second phase of our business plan involves constructing a new high capacity pipeline to access the Australian East Coast domestic gas market as well as ullage in the existing East Coast LNG export facilities in Gladstone. Tamboran has partnered with APA Group to construct, own, and operate an approximately 1,000-mile pipeline to connect the Beetaloo to the main trunk line of the East Coast gas grid. We anticipate that this pipeline will reduce the cost of transporting gas from the Northern Territory to the East Coast by up to 50%.

Australia’s East Coast gas market currently has ~5 Bcf/d of demand, including ~1.3 Bcf/d domestic and ~3.6 Bcf/d LNG export capacity. A gas shortfall is forecast on the East Coast in the late-2020s, providing a near-term opportunity for Beetaloo Basin gas to fill an increasing supply gap. We have secured non-binding letters of intent from six of Australia’s largest energy retailers with respect to the purchase of natural gas from us, with an aggregate volume of 875 MMcf/d for a period of up to 10 to 15 years.

The third phase of our business plan aims to supply natural gas for export through the existing LNG plants in the Middle Arm Precinct (“MAP”) near Darwin and our proposed Northern Territory LNG export facility (“NTLNG”) to South and East Asian markets. The NTLNG project has completed Pre-FEED with Bechtel, the world’s leading LNG engineering, procurement and construction (“EPC”) contractor, assessing the potential first phase to consists of two 6 million tons of LNG per annum LNG trains, each train consuming approximately 1 Bcf/d of gas from the Beetaloo Basin.

Tamboran is also assessing opportunities to provide gas to existing LNG facilities. In consideration of our proposed NTLNG project, the government of the Northern Territory of Australia has awarded us exclusive use of an approximately 420-acre site for a term extending to December 31, 2027 under the Interim Agreement, with two one-year extension options to progress FEED studies with respect to NTLNG. We completed the Concept Select study in the first quarter of 2024 with Wood Group plc, which affirmed the feasibility of commencement of commissioning of the first LNG train in the early 2030s.
The MAP, an industrial complex adjacent to the city of Darwin, seeks to provide infrastructure focused on low emissions operations, for the export, processing, storage, shipping and rail transportation of LNG and other hydrocarbons. The MAP precinct is currently home to an export hub with two existing and operational LNG export terminals, the Darwin LNG terminal with a capacity of 3.7 MTPA and the Ichthys LNG terminal with a capacity of 8.9 MTPA. The Australian government has committed A$1.5 billion in investments to further develop MAP infrastructure and access, including dredging of the deepwater port and module offloading facility, construction of road and rail access and distribution of electricity. We estimate total time required for construction of the NTLNG project to be five years and have a non-binding memorandum of understanding with each of bp and Shell for 20-year LNG purchase contracts. We intend to seek additional strategic partners for the financing and development of these and other infrastructure projects.
Our business and development plans include the continuous focus on reducing costs while increasing production efficiencies. We believe that importing U.S. unconventional drilling and completion techniques, best-practices and technology, together with the right personnel, will reduce the incremental cost to drill and complete each subsequent well. We currently have a contract with Helmerich and Payne, Inc. (NYSE: HP) for one H&P FlexRig® with a 10-year option to contract for up to four additional rigs. We have entered into a two-year preferred arrangement with Liberty Energy Inc. (NYSE: LBRT) (“Liberty Energy”) to provide us dedicated frac fleets and personnel on market terms (as reasonably determined by the Beetaloo Joint Venture).
We estimate the drilling and completion costs of each of the remainder of the wells in the Shenandoah South Pilot Project will average approximately $30 million (gross), which includes the drilling, simulation and extended production testing (“EPT”) of the wells. As a result of our application of U.S. practices, longer lateral lengths and increased number of stimulated stages. We are targeting long-term development well costs of $16 million per well with horizontal sections of more than 10,000 feet with 60 stages. We believe by taking advantage of efficiencies related to economies of scale, continued infrastructure development in the Beetaloo and resource maturation, over time we will significantly reduce the cost to drill and complete our wells.
Competitive Strengths
We have a number of strengths that we believe will help us successfully execute our business strategy, including:
•Leading acreage holder and operator in the high-quality Beetaloo. Our Beetaloo Basin assets cover approximately 1.9 million net acres, the most extensive position currently reported in the basin. Over 5,000 miles of 2-D seismic data has been collected over the basin to date. Based on our seismic interpretation, we believe our acreage position consists of significant quantities of high-quality natural gas resources in what we believe to be the core of the Velkerri shale gas play. Our initial development area of the Middle Velkerri-B shale shows an average shale thickness of 230 feet across approximately 610,400-acres (approximately 950 square miles). We estimate the Middle Velkerri section to be continuous across the same area. The Beetaloo Basin has very few operators and no urban areas. The geographical features of the Beetaloo, our expansive contiguous acreage position and very few restrictive boundaries support more than 10,000-foot laterals and U.S. style unconventional drilling techniques. In addition, we believe our position as the leading acreage holder in the Beetaloo will support our efforts to establish commercial production in volumes sufficient to stimulate investment in in-basin frac sand and other services.
•Premium Markets. We expect the relative geographic proximity of the Beetaloo to the major population centers on the Australian East Coast and the Asian LNG markets to provide us with the opportunity to potentially obtain attractive prices for our natural gas relative to markets in North America based on historical pricing.
•High caliber and experienced management team with a track record of success. Our senior management team has extensive experience with vertical and horizontal drilling in unconventional plays and an average of over 25 years of experience in the upstream oil and gas industry. Additionally, our leadership team has significant experience managing integrated energy and power assets for large-scale enterprises, including companies such as BHP Billiton, Petrohawk, Unocal, Chevron, and Apache.

•Equity Net Zero Scope 1 and 2 emissions. Australian law requires that natural gas reserves in the Beetaloo be produced on a Scope 1 net zero basis once facilities are covered by the Safeguard Mechanism. We believe we are positioned to achieve net zero equity Scope 1 and Scope 2 emissions. We have a comprehensive sustainability program, which is overseen and directed by a Sustainability Committee composed of board members. We believe natural gas delivered from the Beetaloo will provide an attractive alternative for domestic and Asian economies seeking to reduce reliance on coal and reduce their own GHG emissions.
•High quality, blue-chip strategic partners. We have contracted H&P to exclusively provide drilling services for our wells in the Beetaloo. We have an agreement with Liberty Energy to provide a dedicated frac fleet and personnel. We are working with APA Group to progress access and approvals for a large diameter gas pipeline from the Beetaloo Basin to the Australian East Coast gas grid. In parallel we are working on a pipeline from the Beetaloo Basin to Darwin to deliver gas to our proposed NTLNG facility. Our memoranda of understanding with each of bp and Shell contemplate 20-year LNG purchase agreements from our proposed NTLNG development. We have entered into a gas sales agreement with the NT Government for gas sales of up to ~40 MMcf/d for a period of up to mid-2041. We also have non-binding letters of intent from six of Australia’s largest energy retailers with respect to the purchase of natural gas from us, with an aggregate volume of 875 MMcf/d for a period of up to 10 to 15 years. We are seeking to enter into definitive agreements with these strategic partners as we execute on subsequent phases of our business plan, and we will continue to seek additional strategic partnerships in the development of the Beetaloo. See “—Agreements Relating to the Development of our Assets” in this report and “Certain Relationships and Related Person Transactions” included in the 2025 Proxy Statement for further information.
•Pursue strategic acquisitions with substantial resource potential. As the leading acreage holder in the Beetaloo, we have a proven history of acquiring leasehold positions in the Beetaloo that have high-quality natural gas resource potential. We believe our executive team, with its extensive experience in the oil and gas industry, has a competitive advantage in identifying acquisition targets and a proven ability to evaluate resource potential. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets.
Our Assets and Operations
We currently hold interests in six exploration permits (“EPs”) and one exploration permit application (“EP(A)”), each located in the Beetaloo Basin. See “—Title to Properties” for further information. Our key assets are (i) a 25% non-operated working interest in EP 161, (ii) a 38.75% working interest in EPs 76, 98 and 117, where we are the operator, and (iii) a 100% working interest in EPs 136, 143 and EP(A) 197, where we are the operator. The deepest portions of the Beetaloo Basin, and our strategic near-term focus are those areas covered by EPs 76, 98, and 117, which are held indirectly through TB1, a 50/50 joint venture with Daly Waters. TB1 holds interests in EPs covering four million gross (1.5 million net) acres.
On May 12, 2025, Tamboran, TR West, TR Ltd., DWE and TB1 entered a second amended and restated joint venture and shareholders agreement (the “TB1 A&R JVSA”). See “—Agreements Relating to the Development of our Assets — TB1 A&R JVSA”. Following the execution of the TB1 A&R JVSA, our assets are depicted by the blue colored areas in the map of the Beetaloo Basin below.

Summarized below are our interests, as of June 30, 2025, in exploration permits in Beetaloo Basin together with the wells drilled on such acreage and our associated net working interest. We consider all of our acreage as undeveloped, since even though we classify two of our appraisal wells as “productive,” acreage has not been allocated or assigned to such wells. Our acreage position and the scarcity of other operators or urban areas near the Beetaloo provide us with the space necessary to eventually drill pad wells with up to three to four-mile horizontal laterals, greatly increasing efficiencies and production from a relatively smaller number of wells.

Exploration Permit	Gross / Net Acres	Expiration Date
EP 76	346,700 / 134,346	May 30, 2028
EP 98	2,312,262 / 896,000	May 30, 2028
EP 117	1,380,864 / 535,085	May 30, 2028
EP 136	207,000 / 207,000	July 23, 2029
EP 143	512,000 / 512,000	March 4, 2028
EP 161	512,000 / 128,000	March 20, 2026
EP(A) 197	192,000 / 192,000	N/A

As of June 30, 2025, we have participated in 11 appraisal wells since fiscal year 2022, 9 of which we drilled as the operator, including drilling of the final three Shenandoah South wells (SS-4H, -5H and -6H).

Well, Name[1]	Operator	Non-Operator(s)	Exploration Permit	Date Drilled	Tamboran Working Interest
Tanumbirini #2H (“T2H”)	Santos	Tamboran	161	May 2021	25%
Tanumbirini #3H (“T3H”)	Santos	Tamboran	161	August 2021	25%
Maverick T463 A1-1 (“M1V”)	Tamboran	N/A	136	September 2022	100%
Amungee NW-2H (“A2H”)	Tamboran	DWE & FOG	98	November 2022	38.75%
Shenandoah S-1H (“SS1H”)	Tamboran	DWE & FOG	117	July 2023	38.75%
Amungee NW-3H (“A3H”)	Tamboran	DWE & FOG	98	September 2023	38.75%
Shenandoah S2-2H ST1 (“SS-2H ST1”)	Tamboran	DWE & FOG	98	August 2024	47.5%
Shenandoah South 3H (“SS-3H”)	Tamboran	DWE & FOG	98	November 2024	47.5%
Shenandoah South 4H (“SS-4H”)	Tamboran	DWE & FOG	98	July 2025	50.0%
Shenandoah South 5H (“SS-5H”)	Tamboran	DWE & FOG	98	July 2025	50.0%
Shenandoah South 6H (“SS-6H”)	Tamboran	DWE & FOG	98	July 2025	50.0%
(1) Our interest in the A2H, SS1H, SS-2H ST1, A3H, SS-3H, SS-4H, SS-5H and SS-6H are held through TB1, which holds an undivided 77.5% working interest.
As of June 30, 2025, we operated six gross (approximately 3.1 net) natural gas wells (the SS-2H ST1, SS1H, SS-3H, A2H, A3H, and MIV wells) and hold interests in an additional two gross (approximately 0.5 net) non-operated wells (the T2H and T3H wells). Although none of the wells drilled in the Beetaloo to date are currently flowing to sales, we successfully completed flow testing of our SS1H and SS-2H ST1 wells and believe these wells are currently productive. We believe the T2H, T3H, and A2H wells are likely capable of producing sufficient quantities of gas to justify completion or recompletion at a future date with further investment and workover. Our A3H well is capable of being stimulated but is currently drilled but uncompleted. Subsequent to June 30, 2025, Tamboran commenced three wells as part of the Shenandoah South Pilot Project drilling program with the spudding of SS-4H and followed by SS-5H and SS-6H. The three wells being drilled back to back with a total combined horizontal section of 30,000 feet. These three wells are the last remaining wells required to be drilled as part of Tamboran’s commitment to deliver 40 MMcf/d to the local market under our gas sales contract with the NT Government.
Ownership of the proposed North FDSA (as shown in the map above titled “Northern Pilot Area”), the focus for initial gas production in the Northern Territory, remained unchanged (Tamboran 47.5% operator, DWE 47.5% and Falcon 5%) with expansion into the South FDSA (as shown in the map above titled “Southern Pilot Area”), (Tamboran 38.75%, DWE 38.75% operator and Falcon 22.5%) anticipated in accordance with the terms of the Asset Sale Agreement (as defined below). Falcon elected not to participate in the 2025 three well program and will reduce their working interest to nil on completion of the three wells.
In conjunction with the Checkerboard (as defined below), Tamboran and DWE entered into an agreement whereby DWE would acquire a non-operating and non-controlling interest across 100,000 acres within two areas of Tamboran's post-checkerboard acreage position for a consideration of $15 million, see “—Agreements Relating to the Development of our Assets — Asset Sale Agreement”. Tamboran reserved 406,693 gross acres (236,370 net acres) as the Phase 2 Development Area, where Tamboran plans to focus development on supplying gas into Australia's East Coast domestic gas market. On completion of the Asset Sale Agreement to DWE, Tamboran is expected to hold 236,370 net acres (58.12% operated interest) over the Phase 2 Development Area, with DWE (19.38%) and Falcon (22.5%) holding the remaining interest.

Tamboran’s net prospective acres across its Beetaloo Basin assets following the completion of the Checkerboarding Strategy (as defined below) and the Asset Sale Agreement (as defined below) include:

Area Description	Gross/Net Acres	Interest
Proposed North FDSA Subject to the Completion of both SS-2H ST1 and SS-3H on the Shenandoah South Pad.	20,309/9,647	47.50%
Proposed South FDSA	20,309/7,870	38.75%
Phase 2 Development Area	406,693/236,370	58.12%
Proposed Retention Lease 10	219,030/148,568	67.83%
Remaining ex-EP 76,98 and 117 acreage	1,487,418/1,152,749	77.50%
EP 136	207,000/207,000	100%
EP 161	512,000/128,000	100%
Royalty Owners
We will be required to pay a statutory royalty to the NT Government of 10% of the gross value, at the well-head, of all petroleum produced in connection with a production license or EP in a project area. The gross value of that petroleum is determined by the Petroleum Royalty Act (NT). Additionally, we will pay royalties of between 6% to 11% to other third parties under certain commercial arrangements. See “—Environmental Matters and Regulation” and “—Agreements Relating to the Development of our Assets” in this report and “Certain Relationships and Related Person Transactions” included in the 2025 Proxy Statement for further information.
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
Sweetpea has granted an undivided 1% ORRI in favor of Jeffrey J Rooney as trustee of the Siegel Dynasty Trust of all petroleum produced from the Sweetpea Assets and the land subject to the Sweetpea Assets. The beneficiaries of the Siegel Dynasty Trust are Emily Siegel and Robert Siegel, who are the children of David N. Siegel, who is a director of the Company. The ORRI extends to all extensions or renewals of each Sweetpea Assets (as applicable) and to any production licenses or subsequent rights to produce petroleum, from those lands, which are granted or issued to Sweetpea, its successors or assignees.
Tamboran B2 Pty Ltd (formally Origin Energy B2 Pty Ltd) granted 0.775% ORRI in favor of the Bayless Group, comprising Tom Dugan Family Limited Partnership, Territory Oil & Gas LLC and Malcolm John Gerrard over EP 76, 98 and 117.
Middle Arm Development
In July 2024, we were granted an Interim Agreement by the NT Government over its 420-acre (170-hectare) site at Middle Arm Precinct (the “Interim MAP Agreement”). The Interim MAP Agreement provides us with future exclusivity over the Wirraway North land until the end of 2027 with two 1-year extension periods and maps out how the Crown Lands department will work with Tamboran for future development of the site. The Interim MAP Agreement is expected to be in place until it is replaced by a commercial lease document just prior to the final investment decision (“FID”). We believe the associated infrastructure at MAP provides us with the opportunity to initially export up to 6 MTPA per train through our proposed NTLNG development. We intend to seek strategic partners in financing and developing the proposed NTLNG development. In June 2023, we announced two non-binding memoranda of understanding with bp and Shell to each purchase up to 2.2 MTPA over a 20-year period from the proposed NTLNG development.
In August 2024, we awarded Bechtel Corporation (“Bechtel”) pre-FEED engineering studies for the NTLNG development. Bechtel are the world’s leading LNG EPC contractor delivering more than 140 MTPA of LNG (30% of the global LNG production), including nine LNG trains in Australia, with an additional 45 MTPA of capacity currently under

EPC, globally. Pre-FEED activities were completed by Bechtel in April 2025 ahead of progression toward FEED phase engineering.
Our Joint Venture Partner
Our largest shareholder is Bryan Sheffield. Mr. Sheffield, through Sheffield Holdings, LP, first began acquiring interests in TR Ltd. in November 2021, has made three subsequent equity investments, and has now grown to become Tamboran’s largest shareholder, currently holding beneficial ownership of approximately 17.6% of outstanding common stock. Mr. Sheffield has significant investment experience in the U.S. unconventional energy sector. He previously served as the Chairman, CEO and Founder of Parsley Energy Inc., a major independent unconventional oil and gas producer in the Permian Basin in Texas. Parsley Energy was acquired by Pioneer Natural Resources Company in January 2021 for $7.3 billion. He is currently the Managing Partner of Formentera Partners, an energy private equity firm.
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
TB1 A&R JVSA
We are a member of TB1, a 50/50 joint venture, through our wholly owned subsidiary, TR West, with Daly Waters, an entity controlled by Bryan Sheffield. TB1 in turn wholly owns TB1 Operator.
On May 12, 2025, we entered into the TB1 A&R JVSA. The following summary of the TB1 A&R JVSA does not purport to be complete and is qualified in its entirety by reference to the full text of the TB1 A&R JVSA, a copy of which is attached as Exhibit 10.27 to this report.
Under the terms of the TB1 A&R JVSA, TB1 is governed by a board (the “TB1 Board”) of not more than six members, with the number of directors appointed by the joint venture parties in respect of their proportion of equity ownership. The parties have no right to designate directors at such time as such party’s ownership falls below 10% of the outstanding equity interests in TB1. The TB1 Board currently consists of four board members; two designated by the Company (Eric Dyer and Patrick Elliott) and two designated by Daly Waters (Stephanie Reed and Blake London).
We are the manager of TB1 with responsibility to carry out day to day operations, including managing the activities of the TB1 Operator in operating the properties and complying with the Beetaloo JOA. The manager is also responsible for submitting work plans and budgets with respect to the development of the properties by the TB1 Operator, in accordance with the terms of the Beetaloo JOA, and submitting production and retention licenses. Under the TB1 A&R JVSA, we have agreed to use all reasonable endeavors to apply for a production license for certain permit areas, by July 15, 2025. The parties have agreed to push this timeframe out to mid-October 2025.

Subject to the conditions and procedures set forth in the TB1 A&R JVSA, DWE may unilaterally replace the Manager if:

•certain production licenses have not been applied for by 15 July 2025 (the parties have agreed to extend this deadline to mid-October 2025);
•certain permits have not been transferred to Tamboran and DWE (or their nominees) by 31 December 2025;
•we fail to drill, complete, and tie-in the required Commitment Wells (as defined below) within agreed timeframes; or
•Tamboran’s midstream affiliates default under the midstream unitholders’ deed.

If replaced as Manager, we are required to provide transitional services to DWE for up to six months.

Special Approvals
Under the TB1 A&R JVSA, TB1 is not permitted to take any of the following actions without the affirmative consent of 75% or more of the total number of votes cast by directors present and entitled to vote at a duly convened meeting of the TB1 Board:
•entering into any partnership or joint venture;
•entering into any new borrowing facility in excess of $5 million;
•decisions to dispose of or vary the terms of a permit or apply for any new permit;
•decisions to proceed to development or production;
•sell or otherwise dispose of assets valued at A$5 million or more;
•entering into any material agreement with any director, shareholder or any affiliate of the foregoing;
•approval of any work program and budget, or any revision of the scope of any approved work program and budget, or approval of variances to any such work program or budget;
•approval under the Beetaloo JOA of any authority for expenditure in excess of $250,000;
•approval to award any contract for Joint Operations over $250,000; and
•all decisions under, or any amendment or variation of, the Gas Sale Agreement between TB1 and Origin Retail dated September 18, 2022 (the “Origin GSA”).
In addition, without the prior approval of shareholders holding 75% or more of the total number of votes cast by shareholders present and entitled to vote at a duly convened meeting of the shareholders, TB1 will not take any of the following actions:
•amendment of the constitution;
•loans or financial accommodations with shareholders;
•incurring liability under any guarantee or indemnity;
•issuing new shares or other securities not contemplated by the TB1 A&R JVSA;
•changing the issued share capital;
•cessation of or material alteration of the scale of operations;
•disposal or encumbering of the shares in a subsidiary; and
•seeking an initial public offering on any securities exchange.
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
Technical Committee
The shareholders shall maintain a committee to supervise and be responsible for providing recommendations to the TB1 Board in respect of technical and other matters relating to the exploration, development and operation of the TB1 Operator. If the Technical Committee is split on any recommendations to be made to the TB1 Board, members of the

Technical Committee representing Daly Waters shall have the right to make the final decision on which such recommendations shall be made to the TB1 Board. The right to convert a defaulting party’s funding shortfall into equity is subject to the procedures described in the TB1 A&R JVSA.
Conversion to Checkerboard
Checkerboard Strategy means an approach to dealing with EPs 76, 98 and 117 whereby Tamboran and Daly Waters pursue a split of 50% of TB1 Operator’s interest in the Permits such that the title and ownership of the Permits will be split evenly, as between Tamboran and Daly Waters, in terms of equity interest and operated blocks in respect of the specific area.
At any time, following approval of a Development Plan, either joint venture party may direct the Technical Committee to provide a recommendation to the TB1 Board in relation to the proposed Checkerboard Strategy and the Technical Committee must, acting in good faith, consider the best approach to implementing the Checkerboard Strategy.
The Checkerboarding Strategy is divided into three tranches.
In Tranche 1, Tamboran and Daly Waters must apply for retention licenses for both the North and South First Strategic Development Areas (“FSDAs”) by mid-October 2025 (as extended). The North FSDA will remain with TB1, while the South FSDA will be split equally (38.75% each) between Tamboran and DWE, with DWE (or its nominee) acting as Operator. Both retention licenses must be granted and transferred by December 31, 2025. If either deadline is missed, subject to the terms and conditions in the TB1 A&R JVSA, DWE has the right to take over as Manager and/or acquire Tamboran’s entire interest in the South FSDA for A$1.00.
In Tranche 2, the parties must apply for retention licenses over the Dev A++ and Dev B areas by March 31, 2026, with the grants and transfers to be completed by September 30, 2026. After the retention licenses are granted, Tamboran will remain the operator of Dev A++, and DWE will become the operator of Dev B. If these deadlines are not met, DWE receives the same rights as in Tranche 1: to replace the Manager and/or acquire Tamboran’s interest.
Tranche 3 covers the remaining “Checkerboard” permit areas. Tamboran and DWE will take turns selecting paired blocks and applying for Retention or Production Licenses until all acreage is allocated. Tamboran must select the Checker 10 area as its first choice.
In conjunction with the Checkerboard, the Company and DWE entered into an Asset Sale Agreement - See “Asset Sale Agreement”.
Gas Marketing and Midstream Rights
The TB1 A&R JVSA grants DWE an option to back-in for 50% of any new gas sale agreement (“GSA”) covering the first 0.5 Bcf/d of sales entered into by Tamboran or its affiliates until 24 months after all Checkerboard Blocks are licensed.
DWE (or its nominee) is granted a 50% option, on identical commercial terms, to participate in any Beetaloo-related infrastructure project (pipelines, processing, sand, water, etc.) undertaken by Tamboran or its affiliates, exercisable within 90 days of receiving detailed commercial terms.
TB1’s right-of-first-refusal over expansions of SPP and the SPCF are prioritized for the FSDAs gas; if only one shareholder supports an expansion, that shareholder may utilize 100% of the added capacity.
Commitment Wells; Development Obligations
The TB1 A&R JVSA requires six horizontal “Commitment Wells” (minimum 7,500 ft laterals; ≥45 stages) to be drilled, completed, and tied-in over three consecutive work-program years (2025–2027). DWE will select all Commitment Well locations, with at least four wells required in the North FSDA. If Tamboran does not fully participate (including any Falcon default interest) or if any Commitment Well milestones are missed, DWE may: (i) replace Tamboran as Manager; and/or (ii) acquire Tamboran’s entire South FSDA interest for A$1.00.

Other
Where retention license in the North FSDA and/or the South FSDA remain uncompleted, Daly Waters may elect to have us buy-back or otherwise convert its 50% interest in TB1 into a 38.75% direct participating interest in the Beetaloo Joint Venture prior to December 31, 2026.
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
Each of the members of TB1 have certain pre-emptive rights. Each joint venture party has a right of first offer and right to match any third party offers in connection with any proposed transfer of equity interests in TB1. The TB1 A&R JVSA also permits a party to “drag” the other in a sale of the joint venture if that selling party holds at least 75% of the equity interests in TB1. Each party likewise has the right to participate or tag along in any sale by the other party of 75% or more of the equity interests.
Upon the occurrence of any default under the TB1 A&R JVSA (which includes the failure to pay amounts due), the other party may elect to purchase all of the defaulting party’s equity in TB1 at a price equal to 95% of fair market value.
Falcon Agreements
The TB1 Operator is also a party to a joint operating agreement with Falcon (the “Beetaloo JOA”). The Beetaloo JOA establishes the respective rights and obligations of the TB1 Operator and Falcon in connection with EP 76, 98, and 117. The TB1 Operator is designated as the operator under the Beetaloo JOA. Pursuant to the Beetaloo JOA, Falcon capped its participation to 5% in the Shenandoah South Pilot Project and TB1 has agreed to pick up Falcon’s interest.
Asset Sale Agreement
On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into a binding agreement whereby DWE acquired a non-operating and non-controlling interest across 100,000 acres within two areas of Tamboran's post-checkerboard acreage position for consideration of $15 million. The transaction is subject to certain conditions precedent including, but not limited to, DWE obtaining approval from the Formentera Australia Fund, LP’s Limited Partner Advisory Committee, Tamboran shareholder approval and regulatory approvals.
McArthur Joint Operating Agreement
On December 11, 2012, we entered into a joint operating agreement (the “McArthur JOA”) with Santos QNT under which Santos serves as the operator of EP 161. The McArthur JOA will remain in effect as long as the permits remain in force in the names of two or more parties. Our current working interest under the McArthur JOA is 25%. We must continue to contribute our proportionate share of expenditures to maintain our proportionate interest in the underlying permit. Before incurring any commitment or expenditure greater than A$2,000,000, Santos must receive approval from an operating committee consisting of a representative from each of Tamboran and Santos. We have committed approximately $2.3 million through March 2026 based on minimum work requirements.
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
Strategic Arrangement with Liberty Energy Inc.
We have entered into a two-year preferred arrangement with Liberty Energy to provide us dedicated frac fleets and personnel on market terms (as reasonably determined by the Beetaloo Joint Venture), which includes Liberty Energy’s latest sand mining and handling management solution. We believe that a strategic arrangement with Liberty Energy will enable us to reduce delays typically experienced in transporting equipment to worksites, while increasing completion efficiencies and reducing costs. The equipment was first used to successfully conduct over 35 stimulation stages across a 5,483-foot (1,671-metre) horizontal section in the Mid Velkerri B Shale within SS-2H ST1 well and is planned to be used for 10,000-foot lateral sections of wells planned for stimulation in 2H 2025.
APA Group Agreements
Tamboran entered into agreements with APA Group whereby APA will build, own and operate the 23-mile (37 kilometer) 12-inch diameter Sturt Pipeline Project (“SPP”) for the Shenandoah South Pilot Project. The SPP will connect the SPCF to the existing APA-owned AGP, the delivery point for gas volumes under the Gas Sales Agreement with the Northern Territory Government (“NTGGSA”).
Tamboran and DWE have contracted all foundation capacity on the SPP from the commencement of operations until at least 2041, which reflects the term of the NTGGSA and have competitive access and pricing rights to contract capacity following completion of the initial term. Long-lead items have been ordered, detailed design is nearing completion, and the approvals process continues to progress. The project remains on schedule to deliver gas into the Northern Territory by 2H 2026, subject to weather conditions and final stakeholder approvals.
Tamboran also entered into an Early Development Agreement with APA Group for a pipeline from the Beetaloo to the East Coast Pipeline (the “BEC EDA”) to progress discussions relating to the construction of a large natural gas pipeline (the “BEC Pipeline Project”) to connect a central point in our Beetaloo acreage to the Australian east coast network of gas pipelines owned or operated by the APA Group (“East Coast Grid”) and the provision of gas transportation services on the BEC Pipeline Project to enable connection of the Beetaloo to the East Coast Grid. The delivery of the BEC Pipeline Project will be the subject of a future development agreement and the gas transport services will be the subject of a future gas transportation agreement. APA Group has commenced the Early Works defined in the BEC EDA, which include certain efforts to obtain access and approvals, along with developing revised project schedules and estimates.
Under the BEC EDA, APA Group has agreed to continue evaluation of the proposed pipeline with early works expenditure of up to A$5 million on the basis that we continue to progress and achieve certain agreed milestones conditions, such as the availability of sufficient financial resources to drill additional wells and us taking material steps toward the drilling of additional wells. The BEC EDA is a preliminary agreement related to the development of the BEC Pipeline Project, and as such, neither we nor APA Group will have material binding obligations until definitive agreements are signed.
Origin Retail Gas Sales Agreement
On September 18, 2022, the TB1 Operator entered into the Origin GSA whereby the TB1 Operator has agreed to supply, and Origin Retail has agreed to purchase up to 5.97 Mmboe per annum (2.99 Mmboe per annum net to Tamboran), gas sourced from EP 98, 76, or 117. The start date of the supply period under the Origin GSA must be between January 1, 2025 and December 31, 2028, and the end date is 10 years following the start date unless extended. Origin Retail is not obligated to perform under the Origin GSA until the TB1 Operator has satisfied certain conditions precedent, including making positive final investment decisions to proceed with the development of gas permits of a certain quantity sufficient to produce a minimum of ~30 MMcf/d; and to proceed with constructing a pipeline from those permits to any location with physical capacity to transport that volume; and all required regulatory approvals are received. We are not obligated to perform under the Origin GSA until a quantity greater than ~50 MMcf/d is sold from EPs 98, 76 or 117.
NT Government Gas Sales Agreement
On April 23, 2024, the Beetaloo Joint Venture signed the NTGGSA to supply the NT Government with 40 Tj/d (equivalent to ~40 MMcf/d or ~19 MMcf/d net to Tamboran) from the proposed Shenandoah South Pilot Project for an initial term that expires at the end of 2034, with the first gas supply expected in mid 2026. The Buyer has an option to extend the NTGGSA for a further 6.5 years through to mid 2041.
The NTGGSA includes a conditions precedent that require satisfaction for the agreement to become binding. Specifically, the NTGGSA is conditional on the Beetaloo Joint Venture entering into a binding gas transportation agreement with APA Group on the SPP, a binding gas processing agreement for the proposed SPCF, reaching a final investment decision on the Shenandoah South Pilot Project which we anticipate occurring in Q3 2025, and receiving key regulatory and stakeholder approvals. Once the NTGGSA becomes binding, the Beetaloo Joint Venture is required to deliver the daily quantity of gas available each day unless excused under the contract as part of permitted interruptions or

Force Majeure. If there is an unexcused supply shortfall, the Beetaloo Joint Venture may be liable to pay shortfall liquidated damages.
Customers and Marketing
We plan to market our natural gas under long-term agreements. Our ability to market natural gas will depend on many factors beyond our control, including the extent of domestic production and imports of natural gas, available storage, the proximity of our natural gas production to pipelines and corresponding markets, the available capacity in such pipelines, the demand for natural gas, the effects of weather, and the effects of state and federal regulation. There is no assurance that we will always be able to market all of our production or obtain favorable prices.
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
Competition
The oil and natural gas industry is intensely competitive, and we compete globally with other companies that have greater resources. Many of these companies not only explore for and produce natural gas but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low natural gas market prices. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in evaluating and bidding for oil and natural gas properties.
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
Human Capital Resources
As of June 30, 2025, we employed 46 people full time and one person part-time. We hire independent contractors on an as needed basis. We believe we have good relations with our employees. We and our employees are not members of any labor union. We prioritize local hiring for both employees and contractors, particularly in areas of field operations, to support employment opportunities in our local communities.
Safety and Training
Safety is our highest priority, including the prevention of any releases from our operations. We conduct routine maintenance and inspections at our facilities, and we have established practices and operational infrastructure to control and mitigate potential spills or discharges. We also provide training to our staff and contractors that cover spill response and reporting and take steps to ensure our teams are fully trained on our response plan in the event of any releases. We believe these measures continue to strengthen our process safety culture. We have a full-time Senior Manager of Health,

Safety and Environmental who is responsible for training, evaluation and risk mitigation as well as implementing safety measures.
Compensation and Benefits
We recognize that our employees are our most valuable resource and that we must provide competitive compensation to ensure we attract and retain top talent. We believe we offer competitive and comprehensive compensation and benefits packages that include access to financial, health and wellness programs, a matched 401(k) plan, short-term and long-term incentive plans, medical, dental, and vision insurance coverage, and paid time off for holidays, sick leave, and vacation. We continue to survey and update our pay structure to stay competitive with our peers. Our compensation packages are reviewed annually by Meridian and Korn Ferry Compensation Consulting firms, which are leading independent global compensation consultants.
Sustainability and ESG
Sustainability is a central component of our ESG corporate strategy, including continued focus on the Company’s impact on the environment, and relationships with Traditional Owners, key stakeholders and employees. As an energy company with assets in the pre-development stage, we have the opportunity to integrate environment, community and social matters into the center of what the Company delivers. By focusing on the sustainable development of our Beetaloo natural gas project, we aim to grow local jobs, strengthen communities and deliver a positive social impact. We are committed to respecting the unique environment in the Northern Territory and working closely with the local communities to understand their diverse views on development and the impact on the environment. To highlight the importance of Sustainability and ESG, the Company has a Six-Pillar Sustainability Plan, which includes: (i) Community: Partnering with local and host communities to share value through the creation of local jobs and business opportunities; (ii) Climate Change: Playing an effective role in the transition to a lower carbon economy through the production of low CO2 natural gas resources (primarily through committing to equity net zero Scope 1 and 2 emissions and integrating renewable energy and carbon offsets into developments); (iii) Environment: Applying technologies to minimize environmental impacts; (iv) Health and Safety: Prioritizing the health and safety of people; (v) People: Aiming to attract, develop and retain an inclusive, and competent workforce; and (vi) Economic Sustainability: Generating economic growth and value for investors, employees, customers and communities. The Safeguard Mechanism (legislation.gov.au) provides regulations that shale gas facilities will have a “zero baseline” meaning they must have Net Zero Scope 1 emissions by law.
Environmental Matters and Regulation
We are, and our future operations will be, subject to various stringent and complex international, foreign, federal, state and local environmental, health and safety laws and regulations governing matters including the emission and discharge of pollutants into the ground, air or water; the generation, storage, handling, use and transportation of regulated materials; and the health and safety of our employees, which are subject to change from time to time. These laws and regulations may, among other things:
•require the acquisition of various approvals and permits before drilling or other regulated activities commence;
•enjoin some or all of the operations of facilities deemed not in compliance with permits or approvals;
•restrict the types, quantities and concentration of various substances that can be released into the environment in connection with natural gas drilling, production and transportation activities;
•limit or prohibit drilling activities in certain locations lying within protected or otherwise sensitive areas; and
•require remedial measures to mitigate pollution from our operations.
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
The object of the Petroleum (Environment) Regulations 2016 (NT) (“Petroleum Environment Regulations”) is to ensure that regulated activities are carried out in a manner that is consistent with the principles of ecologically sustainable development, and by which the environmental impacts and risks of the activities will be reduced to a level that is as low as reasonably practicable and acceptable. The Petroleum Environment Regulations require the preparation of environment management plans for regulated activities and mandates such plans be approved by the Minister. Tamboran, as the permit holder, has environment management plans (“EMP”) in place in respect of all its regulated activities. These activities include conducting seismic surveys, the construction, operation, modification, decommissioning, dismantling or removal of a wells or other facilities, drilling, hydraulic fracturing, the release of contaminants or waste, and the storage and transportation of petroleum and hazardous waste. Tamboran’s EMPs are publicly available on the NT Government Department of Lands, Planning and Environment website www.environment.nt.gov.au/onshore-gas/environment-management-plan/approved-emps. The EMPs describe how our regulated activities might impact the environment in which the activity occurs and establishes Tamboran’s obligations to ensure those impacts are managed to an environmentally acceptable level. Civil and criminal penalties apply under the Petroleum Environment Regulations for conduct which results in a contravention of an EMP, as well as for undertaking regulated activity for which there is no approved EMP.
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
As onshore gas extraction moves toward production in the Northern Territory, there could be an increased risk of litigation in the form of challenges to Ministerial approvals of EMPs, which could lead to costs and delays with respect to regulated activities. The failure to comply with record-keeping and reporting requirements of the Petroleum Environment Regulations can also attract financial penalties. Tamboran’s competitors in the Northern Territory are subject to the same risks and requirements that affect Tamboran’s operations.
Regulation of GHG Emissions
The National Greenhouse and Energy Reporting Act 2007 (Cth) (“NGER Act”) establishes the legislative framework for reporting GHG emissions, greenhouse gas projects and energy consumption and production by corporations in Australia. The objects of the NGER Act are to introduce a single national reporting framework for the reporting and dissemination of information related to greenhouse gas emissions, greenhouse gas projects, energy consumption and energy production of corporations and to contribute to the achievement of Australia’s greenhouse gas emissions reduction targets. Under the NGER Act, Tamboran will report Scope 1 GHG emissions from its operations to the Australian Government’s Clean Energy Regulator (CER). Furthermore, the Safeguard Mechanism, a legislative instrument sitting under the NGER Act, is designed to reduce emissions from large industrial facilities. It sets legislated limits, known as baselines, on the greenhouse gas emissions of certain facilities. The Safeguard Mechanism applies to industrial facilities emitting more than 100,000 tonnes of CO2-e per year and requires that all emissions form the Beetaloo be offset with Australian Carbon Credit Units or Safeguard Mechanism Credits once the 100,000 tonnes CO2-e trigger is exceeded.
The Safeguard Mechanism requires that all Beetaloo facilities covered by the Safeguard Mechanism have Net Zero Scope 1 emissions. Accordingly, the Safeguard Mechanism will apply to Tamboran. Tamboran’s ability to achieve Net Zero Scope 1 emissions will depend on it being able to economically manage its carbon emissions, which could, for example, be impacted by availability of future revenues to fund various carbon initiatives, market pricing of carbon offsets, technological developments affecting operations and costs of implementing sustainable practices. Under the Safeguard Mechanism, upon exceeding the 100,000 tonnes CO2-e trigger in a given fiscal year, all Scope 1 emissions in that fiscal year are required to be offset. The Australian Federal Government has established an A$82.68 carbon offset price cap for FY26. The offset price cap increases by CPI plus 2% each year. While we are unable to predict the future costs or impact of compliance with the Safeguard Mechanism, we do have established procedures for the ongoing evaluation of our operations to identify costs, potential exposures and to track compliance with this legislation.
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
These laws and regulations may, among other things (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with natural gas drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former and on-going operations, such as specific waste removal requirements; (v) apply specific health and safety criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and other regulated activities. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations.
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
Any of our activities which have the potential to cause a significant impact to the environment are required to be referred to the NT Environment Protection Authority (“ NT EPA”) for assessment under the Environment Protection Act 2019 (NT) (“Environment Protection Act”). Tamboran has completed a self-assessment for its current environmental impact and considers its potential environmental impact to not be significant. However, it is anticipated that future developments by Tamboran could trigger a referral to, and assessment by, the NT EPA, and require Tamboran to obtain approvals under the Environment Protection Act (an “Environmental Approval”) to conduct the activity. Civil proceedings could be brought by any person who is affected by an alleged act or omission that contravenes the Environment Protection Act. Contraventions of an Environmental Approval can attract penalties currently ranging from $67,760 to $3,386,240. Contravention can also result in revocation of the Environmental Approval.
The Environment Protection Act was amended to introduce environmental chain of responsibility provisions. Environmental chain of responsibility laws are a regulatory approach that has been developed to protect the Australian government and taxpayers from inheriting financial liabilities that arise when Environmental Approval holders for petroleum activities contravene statutory compliance obligations, such as the costs associated with cleaning up environmental damage, by redirecting liability to a related person with a relevant connection who may not have otherwise been liable (depending on the circumstances, such as directors, shareholders and associated entities). A petroleum activity is an activity for which an EP, retention license or production license is required. The chain of responsibility amendment permits a compliance notice to be issued to a related person with a relevant connection to a high risk entity conducting a petroleum activity. For corporations, contraventions of a relevant notice can attract a fine of between A$67,760 and A$3,386,240 (based on current penalty unit amounts) depending on the intentions and recklessness in contravening the notice and the severity of harm to the environment caused by failure to comply.

The Environment Protection and Biodiversity Conservation Act 1999 (Cth) (“EPBC Act”) is Australia’s primary federal environmental legislation, which provides for the protection and conservation of matters of national environment significance (“MNES”) and heritage. This includes the protection and management of national and internationally important plants, animals, habitats and places. The objects of the EPBC Act are to promote ecologically sustainable development through the conservation and ecologically sustainable use of natural resources, the conservation of biodiversity and co-operative approach to the protection and management of the environment involving governments, the community, landholders, and Indigenous peoples. Any person who proposes to take an action which involves a coal seam gas development or a large coal mining development that will have, or is likely to have, a significant impact on a water resource is required to submit a referral to the Australian Government Department of the Environment for a decision by the Minister on whether assessment and approval is required for that action under the EPBC Act. We have completed self-assessments as part of certain EMP applications to determine whether an MNES is likely to be impacted by the proposed activities and concluded that significant impacts to water resources and other MNES are not anticipated to occur. However, it is anticipated that any future development could require referral and assessment under the EPBC Act.
The Water Act 1992 (NT) (“Water Act”) controls and licenses the taking of groundwater for petroleum operations and the disposal of hydraulic fracturing waste. Specifically, the Water Act provides for the investigation, allocation, use, control, protection, management and administration of water resources in the Northern Territory and imposes restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of hazardous substances. The Water Act requires Tamboran to obtain permits to extract groundwater for petroleum operations and controls the contact of hydraulic fracturing waste with water that is not contained in the geologic formation target by the process of hydraulic fracturing. It also prohibits taking surface water and releasing wastewater into surface water. Tamboran has obtained a Water Extraction License “WEL GRF 10285 (450 ML/year)” (WEL) and Sweetpea Petroleum also has a Water Extraction License “WEL GRF 10346 (299 ML/year)” covering previous water usage for exploration activities over specific parcels of land in the Northern Territory. WELs are renewed periodically to support operational activities. The WEL will be increased to cover the future proposed exploration activities.
The Waste Management and Pollution Control Act 1998 (NT) (“Waste Management Act”) governs the management of waste and pollution prevention and control practices for related purposes. Tamboran is required to store, transport and dispose of waste in compliance with the requirements of the Waste Management Act. For instance, the transportation and disposal of waste may only be completed by a licensed contractor and at a licensed disposal facility. Any interstate disposal should be completed with an approved consignment authority. The Waste Management Act does not apply in relation to a contaminant or waste that results from, directly or indirectly, the carrying out of a petroleum exploration activity or petroleum extraction activity by a person on land on which the activity is authorized under the Petroleum Act, and where that contaminant or waste is confined within the land on which the activity is being carried out. Where any contaminant or waste is not confined within the land on which the activity is being carried out, the Waste Management Act imposes certain duties on Tamboran to take all measures that are reasonable and practicable to prevent or minimize pollution or environmental harm and reduce the amount of the waste, if it conducts an activity or performs an action that causes or is likely to cause pollution resulting in environmental harm or that generates or is likely to generate waste. We currently own, lease, or operate numerous properties that have been used for natural gas exploration for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, waste, or petroleum hydrocarbons may have been released on, under, or from, the properties owned or leased by us, or on, under, or from, other locations, including offsite locations, where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, waste, or petroleum hydrocarbons were not under our control. These properties and the substances disposed or released on, under or from them may be subject to the Environment Protection Act and analogous laws. Under such laws, we could be required to undertake corrective measures, which could include removal of previously disposed substances and waste, cleanup of contaminated property, or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.
The Work Health and Safety (National Uniform Legislation) Act (NT) 2011 (“WHS”) seeks to secure the health and safety of workers and workplaces imposing general duty of care obligations, seeking the elimination or minimization of risks arising from work or from specified types of substances or plant, providing for workplace representation and consultation in relation to work health and safety, encouraging organizations to take a constructive role in work health and safety practices, promoting the provision of advice and training and providing for compliance and enforcement measures. Tamboran has a Safety Management Plan that outlines how it achieves the requirements of the WHS in relation to its activities. This includes the management of chemical storage dossiers, safety data sheets and appropriate procedures and controls to prevent worker exposure to hazards.

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
The Northern Territory Aboriginal Sacred Sites Act 1989 (NT) (“Sacred Sites Act”) establishes a procedure for the protection and registration of Aboriginal sacred sites, provides for entry onto sacred sites and the conditions to which such entry is subject, and establishes a procedure for the avoidance of sacred sites in the development and use of land. The Sacred Sites Act establishes the Aboriginal Areas Protection Authority (“AAPA”) for the purposes of administering the Sacred Sites Act and a procedure for the review of decisions of the AAPA by the Minister. Tamboran conducts detailed sacred sites assessments with traditional owners prior to conducting any activities and applies to the AAPA for Authority Certificates. These assessments are typically designed to identify sacred places, such as dreaming tracks, song lines, and women’s business places, which must be protected. The locations of sacred sites are indicated on maps and Tamboran may not conduct activities that could disturb sacred sites without first obtaining clearance and authorization from the traditional owners. An Authority Certificate can be issued by the AAPA under the Sacred Sites Act where it is satisfied that in relation to an application, the work or use of the land could proceed or be made without there being a substantive risk of damage to or interference with a sacred site on or in the vicinity of the land, or an agreement has been reached between the custodians and the applicant. Subject to the conditions (if any) of the Authority Certificate, the holder of the Authority Certificate may enter and remain on that or those parts of the land and carry out the work proposed in the application. Due to long distance direction drilling giving flexibility as to drilling pad locations, we consider that the presence of sacred sites should not interfere with future production.
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
In accordance with industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We cannot provide assurance that any insurance we obtain will be adequate to cover our losses or liabilities or that such coverage will continue to be available, or available on acceptable terms or at acceptable rates. We have elected to self-insure for certain items for which we have determined that the cost of available insurance is excessive relative to the risks presented. In addition, certain pollution and environmental risks are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial position, results of operations and future cash flows.
Title to Properties
Under the Petroleum Act, all petroleum on or below the surface of land within the NT is and shall be deemed always to have been the property of the Crown (as described in the Petroleum Act). The property in petroleum produced from a well on an area to which a petroleum interest relates passes to the interest holder at the wellhead (and a royalty is payable by the interest holder to the Crown). Petroleum interests under the Petroleum Act primarily take the following forms: Exploration Permits, Retention Licenses and Production Licenses.
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
During the EP(A) phase, the permit holder consults with government authorities and the appropriate native title holders for the area (if there is native title land) and/or traditional owners (where the land is Aboriginal Land) in a negotiation process that determines the terms upon which the native title holders will consent to the grant of the license, including the amount of financial compensation that the permit holder will provide to the native title holders/traditional owners during the exploration period. The negotiations over Aboriginal Land are facilitated by the government regulatory body, in this case the Northern Land Council, who is responsible for assisting Aboriginal People in the Northern Territory to manage their traditional lands. After an agreement is reached, which often takes between 3-5 years, the permit holder provides a work program and may receive an EP under which the permit holder has three five-year periods in which to meet or amend its obligations proposed under the EP.
The Petroleum Act requires an EP holder to notify the Minister as soon as possible of a discovery of petroleum within a permit area and within three days provide the particulars of the discovery. Upon discovery of a commercially exploitable petroleum discovery, the permit holder will enter into further discussions with local native title holders (if native title land) (including traditional owners) to enter into an agreement which satisfies the requirements of the Native Title Act that, among other things, determines the royalty payments to the local traditional owners. Where the Minister is satisfied that the petroleum resources are potentially of a commercial quality and quantity, a permit holder is entitled to apply for either: (a) a production license, in relation to the whole or part of its EP if the discovery is an accumulation of petroleum that is commercially able to be immediately exploited; or (b) one or more retention licenses.
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
•Condition 5 of each Instrument of Grant provides that “the permittee shall indemnify and hold indemnified at all times the Territory and its servants and agents from claims, actions, suits and demands whether debt, damages, costs or otherwise arising out of a breach of the duties and obligations, whether express or implied, of the permittee at common law, or of the Claim or of any law in force in the Territory that is applicable and whether such breach shall be that of the permittee or any of its subcontractors, servants, employees or agents”;
•Condition 10 of each Instrument of Grant allows “the Minister to require, at any time, the title holder to provide security in the form and for the amount that the Minister thinks fit for the purpose of securing the title holder’s performance of its obligations under the relevant EP, to secure the permittee’s compliance with these permit conditions and/or for securing the payment by the permittee compensation that may be payable for the effect of the grant, renewal or variation of the permit on native title rights and interests”; and
•each Instrument of Grant also provides that “the title holder must not commence any seismic survey or drilling of a well unless the Minister is provided with the relevant details (including the geographic position of the well or area of the seismic survey) and the necessary approval has been obtained from the Minister.”
Variation, Suspension or Waiver of a Condition of an EP
An EP holder may lodge an application for a variation, suspension or waiver of a condition of an EP. Under the guidelines “Criteria for Assessment of Petroleum Exploration Permit Applications” issued by the Department of Industry Tourism and Trade, an application to suspend, extend, waive or vary EP conditions is required to be submitted within three months prior to expiry of the current work program year. Generally, work programs cannot be reduced by a variation. All variations are subject to the discretion of the Minister and are considered on a case-by-case basis.
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
An application for renewal must, amongst other things, be in an approved form and manner and be accompanied by a report specifying the permittee’s restoration and rehabilitation plan of the land with respect to the blocks that may be affected by the permittee’s operations. The Minister will not accept an application for renewal of an EP if an application is received after expiration of the permit.
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
EP Conditions
Each EP is subject to minimum work obligations. Except for EP(A) 197, each EP contains specific minimum work obligations. The minimum work obligations for EP(A) 197 will be agreed between Sweetpea and the NT Government prior to grant of the EP. The minimum work obligations in respect of the EPs that need to be completed in the near future include:
•EP 76: that between May 31, 2023 and May 30, 2026 the following work is completed with an estimated expenditure of A$750,000: (a) formation evaluation of acquired data and integration of new core data into exploration models; (b) static and dynamic reservoir modelling based on updated petrophysical and geological models; and (c) geological and geophysical studies;

•EP 98: that between May 31, 2023 and May 30, 2026 the following work is completed with an estimated expenditure of A$73,750,000: (a) drill, complete and suspend one horizontal exploration well; (b) drill and hydraulic fracture stimulate three horizontal exploration/appraisal well; (c) LiDAR, 2D seismic (test line), and 3D seismic surveys; and (e) formation evaluation of acquired data;
•EP 117: that between May 31, 2023 and May 30, 2026 the following work is completed with an estimated expenditure of A$32,250,000: (a) drilling one vertical (pilot) well and side-track one horizontal multistage fracture stimulated well; (b) formation evaluation of acquired data; (c) further static and dynamic reservoir modelling; and (d) LiDAR and 3D seismic surveys;
•EP 136: that between July 24, 2024 and July 23, 2025 the following work is completed with an estimated expenditure of A$250,000: (a) planning, design and operational readiness for drilling and hydraulic fracture stimulate one horizontal well;
•EP 143: that between April 5, 2023 and December 31, 2026 the following work is completed with an estimated expenditure of A$3,300,000: (a) performing geological and geographical studies and integration of 2D seismic data; (b) assessing commercialization opportunities; (c) conducting desktop baseline environmental assessments; (d) preparing and commencing negotiations of land access; (e) designing and planning for 125km of 2D seismic survey; (f) finalize land access agreement for regulated activities; and (g) acquired, process and interpret 100km of 2D seismic data;
•EP 161: that between March 21, 2023 and March 20, 2026 the following work is completed with an estimated expenditure of A$12 million: (a) acquiring processing and interpreting 190km of 2D seismic data; (b) drill 2 two (2) vertical exploration wells; and (c) geological and geophysical studies.
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
Royalties under the Royalty Act
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
The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit & Risk Management, Compensation, Nominations & Governance and Sustainability Committees are also available on the “Corporate Governance” section of the Company’s website at https://www.tamboran.com/corporate-governance-statements/. Copies of these documents are available in print to share owners upon request, addressed to the Corporate Secretary at the address above. The information on the Company’s website is not part of this or any other report that the Company files with, or furnishes to, the SEC.

Information About our Executive Officers
In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of the Company as of September 25, 2025.

Name and Age	Position
Richard Stoneburner (71)	Interim Chief Executive Officer and Chairman of the board of directors. Richard (Dick) Stoneburner served on the board of directors of TR Ltd. since May 2016, was named Chairman of TR Ltd. in February 2021 and Chairman of the Company in December 2023. Mr. Stoneburner was appointed as the Company’s Interim Chief Executive Officer in July 2025. Mr. Stoneburner has approximately 45 years of experience in upstream oil and gas exploration and production. Since 2013, Mr. Stoneburner has been a Partner and Senior Advisor for Pine Brook Partners, a private equity firm focusing on investments in the energy sector. Mr. Stoneburner was a Co-Founder and former President and Chief Operating Officer of Petrohawk Energy Corporation from 2003-2011 and President – North America Shale Production Division for BHP Billiton Petroleum from 2011-2012. Prior to co-founding Petrohawk in 2003, Mr. Stoneburner was Executive Vice President Exploration for 3TEC Energy Corporation and worked for several E&P companies, including Hugoton Energy Corporation, Stoneburner Exploration Inc., Weber Energy and Texas Oil & Gas. Mr. Stoneburner previously served on the board of Sitio Royalties Corp. (NYSE: STR) (formerly Brigham Minerals, Inc.; NYSE: MNRL), from 2018-2025 where it was recently acquired by Viper Energy, Inc. (NASDAQ: VNOM), a subsidiary of Diamondback Energy, Inc. (NASDAQ: FANG). He also previously served on the board of Yuma Energy, Inc. (NYSE American: YUMA) from 2014-2020 and currently serves on the boards of private companies in the oil and gas industry. Mr. Stoneburner received a Bachelor in Science in Geological Sciences from the University of Texas at Austin and a Master of Science in Geology from Wichita State University.

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
We have working interests in three wells that we are currently drilling, and estimate gross expenses of approximately $30 million to drill and complete each of those wells. Our ability to raise the capital required to fund the various phases of our development plan will depend on many factors, including:
•our success in attracting third party strategic and financial partners and investors to significantly fund our midstream and LNG terminal development goals;
•the scope, rate of progress and cost of our development activities;
•natural gas prices;
•our ability to produce natural gas from our properties;
•the terms and timing of any drilling and other production-related arrangements that we may enter into;
•the infrastructure available and developed near our properties;
•the cost and timing of governmental approvals and/or concessions; and
•the effects of competition by other companies operating in the oil and natural gas industry.
We do not currently have any commitments for future external funding, and we do not expect to generate any revenue from production until mid-calendar year 2026, at the earliest, which will depend upon successful drilling results, additional and timely capital funding, further regulatory approvals, and access to suitable infrastructure. Additional financing may not be available on favorable terms, or at all. Even if we succeed in selling additional securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities. If we choose to farm-out interests in our property, we may lose operating control over such property.
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
Exploring for and developing natural gas reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of natural gas field equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory and appraisal wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of a natural gas well does not necessarily result in a profit on investment. For example, during the drilling operations in the Shenandoah South Pilot Project, a downhole mechanical issue in SS-2H led to it being plugged and sidetracked, SS-2H-ST1, despite achieving a record horizontal section in the Mid Velkerri B Shale. Additionally, the completion operations for the SS2-4H well were paused due to detected stress in the casing connection, necessitating reinforcement activities before further stimulation activities can proceed in 2026. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic. Our initial drilling sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and we would be forced to modify our plan of operation.
We intend to import and implement U.S. practices and technology for use in the development of our properties in the Northern Territory. There is limited experience with these practices and technology within the workforce in the areas we operate. The ability to attract and train a qualified workforce could hamper our present operations and limit our ability to grow.
Our operations are mechanically complex and must be performed in remote geographic locations. We believe that our success depends upon our ability to employ and retain a sufficient number of technical personnel who have the ability to utilize, enhance and maintain our natural gas development equipment. Our ability to maintain and expand our operations depends in part on our ability to utilize, replace, supplement and increase our skilled labor force. The supply of skilled workers is limited in the Beetaloo, and it is not guaranteed that we will be able to access a sufficient skilled labor force. A significant increase in the wages paid by competing employers domestically and abroad could result in a reduction of our skilled labor force or cause an increase in the wage rates that we must pay or both. Employee turnover may also lead to lost productivity and decrease employee engagement, which could adversely impact our business.
Additionally, our ability to hire, train and retain qualified personnel may become more challenging as we grow and to the extent energy industry market conditions are competitive. Our ability to successfully implement U.S. practices and technology is dependent on finding, training and retaining qualified personnel within Australia for work in the Northern Territory. When general industry conditions are favorable, the competition for experienced operational and field technicians increases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow or even to continue our current level of operations could be adversely impacted if we are unable to successfully hire, train and retain these important personnel. In addition, effective succession planning for our employees and expansion planning are important to our long-term success. Failure to achieve these plans could hinder our strategic planning and execution and have a material adverse impact on our business, financial condition or results of operations.
Our inability to access appropriate equipment and infrastructure in a timely manner may hinder our access to natural gas markets and delay the phases of our business plan.
Our ability to market our natural gas will depend substantially on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties not within our control. Our failure to obtain such services on acceptable terms could materially harm our business. The success of our business plan depends on importing and implementing U.S. practices and technology for use in the development of our properties in the Northern Territory. The delivery of the further drilling rigs may be delayed or canceled, and we may not be able to gain continued access to suitable rigs in the future. We may be required to shut in natural gas wells because of the absence of a market or because access to pipelines, gathering systems or processing facilities may be limited or unavailable. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver the production to market, which could cause significant delays to the phases of our business plan and have a material adverse effect on our results of operations and financial condition.

In the Beetaloo, as our development is in its preliminary stage, we have no binding agreements for the gathering and processing of our potential future production. As a result, our business plan is dependent on third parties to develop the infrastructure for our natural gas gathering needs. Capital constraints could limit the construction of new pipelines and gathering systems. Until this new capacity is available, we may experience delays in producing and selling our natural gas. In such an event, we might have to shut in our wells while awaiting a pipeline connection or additional capacity, which would adversely affect our results of operations. Even when available, the ultimate costs of gathering and transportation systems may prevent some of our properties from being economically viable.
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
Our actual development cost for a well could significantly exceed planned “authorization for expenditure” levels. Further, many factors may curtail, disrupt, delay or cancel our scheduled drilling projects and ongoing operations, including the following:
•reductions of sustained declines in natural gas prices; and

•regulatory compliance, including limitations on wastewater disposal, discharge of greenhouse gases and hydraulic fracturing.
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
Prevailing natural gas prices heavily influence our potential revenue, profitability, access to capital, growth rate and value of our properties. Further, although we do not produce oil, to the extent oil prices rise considerably, the cost of services we incur may also increase. As a commodity, natural gas prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the natural gas market has been volatile. Our revenue, profitability and future growth are highly dependent on the prices we receive for our natural gas production, and the levels of our production, which depend on numerous factors beyond our control. These factors include, but are not limited to, the following:
•worldwide and regional economic conditions impacting the global supply of and demand for natural gas, including economic growth expectations, inflation and hostilities in Ukraine and the Middle East;
•the actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•the level of global oil and natural gas exploration and production;
•the level of global oil and natural gas inventories;
•prevailing prices on local price indexes in the areas in which we operate and expectations about future commodity prices;
•extent of natural gas production associated with increased oil production;
•the proximity, capacity, cost and availability of gathering and transportation facilities;
•localized and global supply and demand fundamentals and transportation availability;
•weather conditions across the globe;
•technological advances affecting energy consumption;
•speculative trading in natural gas markets;
•end-user conservation trends;
•petrochemical, fertilizer, ethanol, transportation supply and demand balance;
•the price and availability of alternative fuels;
•domestic, local and foreign governmental regulation and taxes; and
•liquefied petroleum products supply and demand balances.

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
The second and third phase of our business requires the construction of midstream projects, including pipelines to access the East Coast and our proposed NTLNG terminal, some of which may take a number of years before commercial operation. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our financial condition, results of operations, cash flows and the ability to pay dividends on our common stock. The construction of these midstream facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
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
Our assessment of our property may be inherently inexact and may be inaccurate, including the following:
•the time it takes to bring the Beetaloo to commercial development phase;
•the amount of recoverable reserves;
•timing of development of takeaway capacity and access to other infrastructure, including LNG terminals, on an economically viable basis;
•geological complexity;
•applicable governmental rules and regulations;
•native title holders and traditional Aboriginal owners;
•estimates of operating costs;
•estimates of future development costs;
•estimates of the costs and timing of plugging and abandonment; and
•potential environmental and other liabilities.
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
Currently, we are not the operator of EP 161, which is operated by Santos. As we carry out our exploration and development programs, we may enter into arrangements with respect to existing or future properties that result in a greater proportion of our properties being operated by others. As a result, we may have limited ability to exercise influence over the operations of the properties operated by our partners. Dependence on the operator could prevent us from realizing our target returns for those properties. Further, it may be difficult for us to pursue one of our key business strategies of minimizing the cycle time between discovery and initial production with respect to properties for which we do not operate. The success and timing of exploration and development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:
•the timing and amount of capital expenditures;
•the operator’s expertise and financial resources;
•approval of other participants in drilling wells;
•selection of technology; and
•the rate of production of reserves, if any.
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
We may be unable to make accretive acquisitions or successfully integrate acquired businesses or assets, and any inability to do so may disrupt our business and hinder our growth potential.
Our ability to grow may in the future depend in part on our ability to make acquisitions that result in an increase in cash available for distribution. There is intense competition for acquisition opportunities in our industry, and we may not be able to identify attractive acquisition opportunities. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition, do so on commercially acceptable terms or obtain sufficient financing to do so. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. The success of any completed acquisition will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Our failure to achieve consolidation savings, to successfully integrate the acquired businesses and assets into our existing operations or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.
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

Natural gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of natural gas or well fluids, fires, pipe, casing or cement failures, abnormal pressure, pipeline leaks, ruptures or spills, vandalism, pollution, releases of toxic gases, adverse weather conditions or natural disasters and other environmental hazards and risks. If any of these hazards occur, we could sustain substantial losses as a result of:
•injury or loss of life;
•severe damage to or destruction of property, natural resources and equipment;
•pollution or other environmental damage;
•investigatory, monitoring, and cleanup responsibilities;
•regulatory investigations and penalties or lawsuits;
•loss of, or delay in revenue;
•suspension or impairment of operations; and
•repairs to resume operations.
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
Historically, some natural gas projects have experienced delays and capital cost increases and overruns due to, among other factors, the unavailability or high cost of drilling rigs and other essential equipment, supplies, personnel and natural gas field services. The cost to develop our projects has not been fixed and remains dependent upon a number of factors, including the completion of detailed cost estimates and final engineering, contracting and procurement costs. Our construction and operation schedules may not proceed as planned and there may be delays or cost overruns. Any delays may increase the costs of the projects, requiring additional capital, and such capital may not be available in a timely and cost-effective fashion.
Part of our business strategy involves using some of the latest available horizontal drilling and completion techniques, which involve risks and uncertainties in their application.
Difficulties that we face while completing our wells include:
•the ability to fracture stimulate the planned number of stages with the planned amount of proppant;
•the ability to run tools through the entire length of the wellbore during completion operations; and
•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.
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
Shale gas completions require significant amounts of water that is subject to delays in regulatory approval from certain aquifers and the cost of utilization of aquifer water may increase over time.

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
In Note 1 titled “Nature of the Organization and Business” of our audited consolidated financial statements for fiscal years 2024 and 2025 included elsewhere in this report, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for fiscal years 2024 and 2025, which stated that there are factors that raise substantial doubt on our ability to continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and expect to continue incurring increasing losses for the foreseeable future as we further our development program. Further, we had accumulated a deficit of $130.4 million as of June 30, 2024 and $167.3 million as of June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing, however, there is no guarantee we will obtain financing at all or on commercially acceptable terms. We may not continue as a going concern if we do not raise additional capital. We believe that the proceeds raised from the private placements of our common stock in May and July 2025 provide us with the capital necessary to continue as a going concern through calendar year 2025, and the amount of proceeds, together with our existing cash on hand and future expected inflows, will be sufficient to fund our planned drilling and testing program at least through the end of fiscal year 2026. Our plans are substantially dependent upon the success of commercial production in the Beetaloo, which is still in the early stages of development, and are dependent upon, among other things, the success of our drilling program and infrastructure development in the Beetaloo. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.
Our long-term business plan contemplates the development of an additional LNG export terminal on the northern coast of Australia. Our ability to develop such a facility is dependent on our ability to attract a third-party partner as well as securing the necessary permits.
We anticipate commencing construction of the NTLNG project as early as fiscal year 2028 with completion occurring as early as 2033. Our ability to commence construction of the NTLNG project on schedule is dependent on a number of factors outside of our control, including the willingness of potential third-party partners to commit to the project. Although we have entered into memoranda of understanding with subsidiaries of each of bp and Shell with respect to long-term contracts for the purchase of a total of 4.4 MTPA from the NTLNG project, these memoranda of understanding are not binding obligations of bp or Shell and either may decide not to pursue our project. We cannot assure you we will be successful in the negotiating or execution of definitive agreements. Failure to do so could cause significant delays to the phases of our business plan and have a material adverse effect on our results of operations and financial condition.
A financial crisis or deterioration in general economic, business or industry conditions could materially adversely affect our results of operations and financial condition.
Concerns over global economic conditions, stock market volatility, energy costs, geopolitical issues, changing regulatory environment and tariffs and trade policies, inflation and elevated interest rates, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy.
As a result of inflation, we experienced supply chain constraints and inflationary pressure on our cost structure throughout fiscal years 2024 and 2025. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for fiscal year 2025 compared to fiscal year 2024. We cannot predict the future inflation rate but to the extent inflation remains elevated and supply chain constraints remain, we may experience cost increases in our operations, including costs for drill rigs, workover rigs, hydraulic fracturing fleets, tubulars and other well equipment, as well as increased labor costs. Some supply chain constraints and inflationary pressures could persist into fiscal year 2026 but are expected to plateau, however we cannot accurately predict future supply chain constraints and inflation. If we are unable to manage our supply chain, our ability to procure materials and equipment in a timely and cost-effective manner, if at all, may be negatively impacted, which could materially adversely impact our results of operations and financial condition.
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
Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in U.S. regulatory environment and trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, inflation and diminished expectations for the economy, which could impact the demand for and price of oil and natural gas, increase the price of supplies and raw materials that we rely on to conduct our business, and could impact interest rates. Changing regulatory environment and trade and tariffs policies could ultimately impact our results of operations and financial condition.
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
We face risks related to pandemics, epidemics, outbreaks or other public health events, or the threat thereof, that are outside of our control and could significantly disrupt our business and operational plans and adversely affect our liquidity, financial condition, results of operations, cash flows and ability to pay dividends on our common stock.
The nature, scale and scope of the above-described events, combined with the uncertain duration and extent of governmental actions, prevent us from identifying all potential risks to our business. We believe that the known and potential impacts of pandemic-related events include, but are not limited to, the following:
•disruption in the demand for natural gas, NGLs and oil and other petroleum products;

•intentional project delays until commodity prices stabilize;
•a potential future downgrade of our credit rating and potentially higher borrowing costs in the future;
•a need to preserve liquidity, which could result in reductions, delays or changes in our capital expenditures;
•supply chain and shipping lane disruptions, resulting in shortages of, and increased pricing pressures on, among other things, equipment, services and labor;
•liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting our workforce or facility closures;
•future asset impairments, including impairment of our natural gas properties and other property and equipment; and
•infections and quarantining of our employees and the personnel of vendors, suppliers and other third parties.
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
Our business could be negatively affected by security threats and disruptions, including electronic, cybersecurity or physical security threats and other disruptions.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. Our business faces numerous and evolving security threats, including cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and information that we collect, maintain and process, including personal, confidential and other types of proprietary or sensitive information (collectively, “Confidential Information”); threats to the security of our facilities and infrastructure or third-party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts, civil unrest and similar acts. The potential for such security threats has subjected our operations to increased risks that could have a material adverse effect on our business. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent security threats, incidents or disruptions from occurring. Security incidents could lead to losses of Confidential Information, critical infrastructure or capabilities essential to our operations, or otherwise impact the availability, integrity or confidentiality of our IT Systems and Confidential Information and could have a material adverse effect on our reputation, financial position, results of operations and cash flows.
There can be no assurance that our efforts to secure our IT Systems will be effective in protecting such IT Systems, facilities, infrastructure and Confidential Information, or that future attempted cybersecurity attacks, incidents, or disruptions would not be successful or damaging. Cybersecurity attacks and risks in particular are becoming more varied, and include threats from diverse vectors such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, as a result of malicious software or malicious code embedded in open-source software, misconfigurations, bugs or other vulnerabilities in commercial software that are integrated into our (or our third party’s) IT Systems. The threat landscape is constantly evolving as threat actors become increasingly sophisticated in using techniques and tools – including artificial intelligence and other emerging technologies – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. We and certain of our third-party vendors and suppliers have in the past experienced cyberattacks and other incidents, and we expect such incidents to continue to varying degrees. While to date no incidents have had a material impact on our operations, we cannot guarantee that material incidents will not occur in the future.
Any adverse impact on the availability, integrity or confidentiality of our IT Systems or Confidential Information, including any attempts to gain unauthorized access to information and systems and other security incidents or breaches, could lead to disruptions in critical systems, unauthorized release of information and corruption of data. They could also damage our reputation, lead to legal claims or proceedings, regulatory investigations and enforcement actions, significant costs from remedial actions, loss of business or potential liability. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Loss of or compromise to our information and computer systems could adversely affect our business.
We are heavily dependent on our IT Systems, including computer-based programs, and those of third parties, including our well operations information, seismic data, electronic data processing and accounting data. If any of such systems or programs were to experience service interruptions, fail or create erroneous information in our hardware or software network infrastructure, possible consequences include our loss of communication links, inability to find, produce, process and sell natural gas and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business. We may be involved in legal proceedings that could result in substantial liabilities.
We may be involved in legal proceedings that count result in substantial liabilities.
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
We risk damage to our brand and reputation if we fail, or are perceived to fail, to act responsibly in a number of areas, such as environmental stewardship and corporate governance and transparency. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. For example, we have been in the past, and may in the future be, subject to claims of “greenwashing” (e.g., if our carbon footprint is alleged to be greater than what we claim, or if our ESG claims (including our claims in relation to our goals in respect of equity net zero Scope 1 and 2 emissions) turn out to be false or misleading). Our expectations and estimates regarding ESG matters, including the potential environmental impact of our development and initiatives, may not be achieved or may ultimately prove to be incorrect or out of keeping with evolving best practices, which may lead to additional claims or liability. The law in relation to false and misleading claims about ESG matters and statements about “net zero” emissions goals is evolving, and there continues to be risk that statements we have made could be deemed to be in breach of the Australian Consumer Law and other similar legislation in Australia or other jurisdictions. Breaches of these laws can result in significant financial penalties and other enforcement action.
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
We are also subject to evolving expectations on ESG matters from various stakeholders, including regulators, investors, customers, and business partners. Further, in response to the evolving regulatory environment and investor expectations, or due to our acquisitions of other companies or assets, we may, periodically, make adjustments to our environmental targets or goals. See “Increased attention to ESG matters and environmental conservation measures may adversely impact our business.”
Risks Related to Environmental, Legal Compliance and Regulatory Matters
We are subject to complex federal, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
Exploration and production activities in the oil and natural gas industry within Australia are subject to extensive local, state, federal and international laws and regulations that are subject to change from time to time. We may be required to make material expenditures to comply with governmental laws and regulations, particularly in respect of the following matters:
•approvals for drilling operations and other regulated activities;
•land access;
•royalties and royalty increases;
•drilling and development bonds;
•cost recovery for regulatory approvals;
•securities and orphan well levies;
•reports concerning operations;
•the spacing of wells;
•unitization of oil accumulations;
•tenure, landholders, native title holders and traditional Aboriginal owners;
•greenhouse gas emission targets and offset requirements;
•water extraction and disposal;
•environmental assessment;
•remediation or investigation activities for environmental purposes; and
•taxation.
Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages, penalties, and costs. Accordingly, non-compliance may impact our ability to commercialize or retain its assets, which may in turn impact operational and financial performance. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations, loss of permits and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs. Any such liabilities, penalties, suspensions, or terminations or regulatory changes could have a material adverse effect on our financial condition and results of operations.
Our business is affected by government policy, which in turn may be influenced by international policies and laws. There is no guarantee that the current policy of the Australian Federal Government’s for the investment and development of Australia’s natural gas resources will not change in the future. In particular, there is a risk that the Australian Federal Government could shift its domestic or international policy. International policy developments have the potential to have an indirect impact on our operations, given that domestic policy makers might consider those developments in formulating and in setting the direction of local policy. For example, the International Energy Agency recently released a report in relation to its recommendations for a pathway to achieve global net zero emissions by 2050, which includes a key recommendation that no new oil and natural gas projects should be developed. It is unknown what impact the report might have, if any, on domestic policy development for natural gas. A shift in energy policy announced and adopted by the NT Government in relation to natural gas or the development of the Beetaloo would pose a similar risk. The NT Government had previously imposed a moratorium on the operations in the Beetaloo, which ended in 2018 following a scientific inquiry and the implementation of certain recommendations.
Shifts in government policy could have varying degrees of impact on our operations and profitability. These impacts could range from loss or reduction in industry incentives, preventing infrastructure development to temporary or permanent moratoriums on future natural gas development in specific areas or across the Beetaloo.
We must comply with relevant laws and regulations in each jurisdiction in which we operate as it applies to the environment, tenure, land access, landholders, native title holders and traditional Aboriginal owners. Non-compliance with these laws and regulations and any special license conditions could result in the suspension of operations, loss of permits or significant financial penalties. Non-compliance may impact our ability to commercialize or retain our assets, which may in turn impact our operational and financial performance.
Changes to these requirements (including, for example, new requirements relating to climate change, environmental protection and energy policy) may restrict or affect our right or ability to conduct our activities.
Our exploration of the Beetaloo is dependent upon the maintenance (including renewal) of our permits by the relevant authorities. Maintenance of the permits is dependent on, among other things, meeting the permit conditions imposed by the relevant authorities including compliance with work program and expenditure requirements. No assurance can be given that such title and access rights are not subject to unregistered, undetected or other claims or interests which could be materially adverse to our interests in the Beetaloo. Further titles or access rights may be disputed, which could result in costly litigation or disruption of the Company’s operations.
Our exploration and production operations are subject to various types of federal, state, territorial and local laws and regulations, and may be restricted or subject to conditions in relation to certain environmental features (such as watercourses or sites of conservation significance). Applicable law regulates the location of wells; the method of drilling, well construction, well stimulation, hydraulic fracturing and casing design; water withdrawal and procurement from designated aquifers for well stimulation purposes; well production; spill prevention plans; the use, transportation, storage and disposal of water and other fluids and materials, including solid and hazardous wastes, incidental to natural gas and oil operations; surface usage and the reclamation of properties upon which wells or other facilities have been located; the plugging and abandoning of wells; ongoing monitoring of wells, the calculation, reporting and disbursement of royalties and taxes; and the gathering of production in certain circumstances.
Our production operations are subject to the discovery of commercially exploitable petroleum and the discretion of the Minister for Mining and Energy for the NT Government to grant a production license. Specifically, we will only be entitled to apply for a production license once a commercially exploitable petroleum discovery is made. Further, the Minister may grant the production license subject to such conditions as the Minister determines to be appropriate at any time. Further the Minister may direct the holder of a production license to maintain, increase or reduce the rate of recovery of petroleum from the area which could impact profitability. The grant of any future production license to the Company over areas that are subject to native title rights and interests or are Aboriginal land will require engagement with the relevant native title holders and land councils in accordance with the Native Title Act 1992 (Cth) and the Aboriginal Land Rights (Northern Territory) Act 1976 (Cth) (ALRA) as relevant. Any delays or costs in engaging with the relevant native title holders in negotiating new arrangements in respect of a production license may adversely impact the Company’s ability to carry out petroleum extraction activities within the affected areas.
Our operations are also subject to the Petroleum Act 1984 (NT), which, among other maters, allows for the unitization of a petroleum pool that extends beyond a license area, but which is desirable for efficiency and avoiding wasteful and harmful development and practices.
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

To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Complying with the laws, regulations and other legal requirements applicable to our business and any delays in obtaining related authorizations may affect the costs and timing of developing our natural gas resources. These requirements could also subject us to claims for damages arising from personal injuries, property damage, penalties, costs and other losses. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. Such costs could materially adversely affect our results of operations, cash flows and financial position. Our failure to comply with the laws, regulations and other legal requirements applicable to our business, even as a result of factors beyond our control, could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties and damages as well as corrective action costs.
We face community opposition from certain parties with respect to our development of the Beetaloo and related operations, which could result in significant costs and delays and could impede our ability to obtain the government approvals required for such operations.
We have been the target of protests and adverse publicity from certain parties due to concerns about our operations with respect to environmental issues or Indigenous rights, and there is an ongoing risk from existing or future community opposition to our operations. For example, pastoralists whose pastoral leases are subject, in part, to our petroleum interests may refuse to enter into access agreements for us to conduct certain regulated activities that require an access agreement, and we may be required to make applications to the relevant tribunal to obtain access agreements for such regulated activities.
Disapproval from local communities or other interested parties may lead to direct action that could impede our ability to carry out our operations, resulting in project delay, reputational damage and increased costs, and thus impact our financial performance. Such community opposition may include undertaking legal proceedings (including challenges to required governmental approvals) seeking orders to prevent part of all of our operations, media campaigns and protests, which could result in significant legal costs and delays. If such community members were successful in their campaigns, operations may be suspended or we may not be able to obtain the permits and approvals or there could be delay in obtaining the permits and approvals we will need to carry out our commercial operations.
The exploration and development of natural gas in the Beetaloo can pose native title and heritage risks, potentially leading to legal disputes, operational disruptions, and reputational damage.
We are required to comply with the Native Title Act 1993 (Cth), and we operate on areas in which native title has been judicially determined to exist. Consultation and negotiations have occurred, leading to the development of exploration agreements with native title holders. Further agreements will be required for any production phase, but the exploration agreements anticipate production and provide the parameters for those negotiations and outcomes. We will also be required to comply with the ALRA for tenement applications over Aboriginal land (i.e., freehold land held by an Aboriginal Land Trust under the ALRA, or land subject to a deed of grant held in escrow by an Aboriginal Land Council under the ALRA). Compliance with either legislative regime and their respective requirements for negotiation and agreement can significantly delay the grant of exploration and production tenements, and substantial compensation may be payable as part of any agreement reached. Applications for exploration tenements over Aboriginal land can also be placed into moratorium for five years at a time under the ALRA (unless the Governor-General of Australia declares by proclamation that the Australian national interest requires that the license be granted). These legislative regimes may impact our existing or future activities, ability to develop projects and operational and financial performance. Additionally, we cannot guarantee that all stakeholders will agree that our negotiations have been conducted consistent with the principle recognized in the UN Declaration of the Rights of Indigenous People of Free, Prior and Informed Consent, which may result in operational, reputational, or other adverse impacts to our business.
In addition, we will also need to comply with the Sacred Sites Act 1989 (NT), the Heritage Act 2011 (NT), the Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (Cth) and the ALRA in relation to sacred sites and certain matters of Aboriginal cultural heritage. Sacred sites and Aboriginal cultural heritage have been identified within areas covered by the tenements in which we have an interest, and other such sites may exist. It is an offense under Part IV of the Sacred Sites Act 1989 (NT) to enter onto or remain on, carry out work on or use, or desecrate a sacred site without authority. All sacred sites are protected under the Sacred Sites Act 1989 (NT), regardless of whether or not they are included on the register maintained under the Sacred Sites Act 1989 (NT). Destruction, disturbance or harming protected sites and artifacts may result in us incurring significant civil and/or criminal penalties, and reputational harm all of which may adversely impact or delay our activities. In addition, in the event of damage to sacred sites and Aboriginal cultural heritage, remediation costs may be substantive. Compliance with these laws requires significant expenditure and non-

compliance may potentially result in fines and requests for improvement action from the regulator all of which may result in limitations on actions and project delays or cost overruns.
Upon commencement of commercial production, we are required by the Australian government to produce natural gas in the Beetaloo on a Scope 1 net zero basis. We also have set an internal net zero goal with respect to natural gas production. Meeting these requirements and goals may increase our costs of production, and we may be unable to meet these requirements and goals.
Australian law which includes the National Greenhouse and Energy Reporting Act 2007 (Cth) and the National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015 (Cth) requires that, upon commencement of commercial production and reaching the relevant threshold of 100,000 t-CO2-e emissions per fiscal year, we produce natural gas in the Beetaloo on a Scope 1 net zero basis. We also have set an internal net zero goal with respect to natural gas production. To achieve this, we intend to utilize renewables to supply our upstream operational power needs and to integrate carbon capture and sequestration with our upstream production activities as well as purchase carbon credits as required, however there is no guarantee we will achieve such plans. If we are unable to utilize renewables to supply our upstream operation power needs and integrate carbon capture and sequestration with our upstream production activities to the extent we currently expect, if the price of carbon credits increases or if we have otherwise underestimated the amount of Scope 1 or Scope 2 emissions, that we will need offset our costs of production will increase further which could have a material adverse effect on the results of operations.
We may not achieve, and there are potential risks associated with, our growth strategy and vision to become an equity net zero Scope 1 and 2 emissions producer. Achievement of our vision of becoming an equity net zero Scope 1 and 2 producer of gas is presently uncertain and depends on us being able to economically manage our carbon emissions, which could, for example, be impacted by availability of future revenues to fund various carbon initiatives, market pricing of carbon offsets, evolution in greenhouse gas accounting methodologies, technological developments affecting operations and costs of implementing sustainable practices. Failure, or perceived failure, to meet these or other goals or commitments regarding the environmental, social and governance (ESG) characteristics of our offerings may subject us to litigation or stakeholder activism (which may be costly) or otherwise adversely impact our business. For more information, see our risk factor titled “We are subject to risks related to corporate social responsibility, including the risk that our expectations or estimates regarding environmental, social and governance matters may not be achieved or may be incorrect.”
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
Opposition toward natural gas drilling and development activity has been growing globally. Companies in the natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, environmental risk and compliance and business practices. Anti-development activists are working to, among other things, reduce access to government lands and delay or cancel certain projects such as the development of natural gas shale plays or related fossil fuel infrastructure.
Our voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products or to respond to stakeholder expectations may be costly and may not have the desired effect. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological or legal cost, or other constraints, which may be within or outside of our control. For example, we may undertake initiatives or disclosures based on estimates, assumptions, methodologies, or third-party information that is subsequently determined to be inaccurate, unreasonable, or to not align with best practices. Our approaches to such matters may evolve as well, but we cannot guarantee that it will necessarily align with the expectations of any particular stakeholder.

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
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers, such as the Australian Department of the Treasury, have adopted, or are considering adopting, rules to require companies to provide significantly expanded climate- and sustainability-related disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls, processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These regulations are not uniform, which may increase the cost and complexity of compliance, as well as associated risks. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. In addition, we note that standards and expectations regarding carbon accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approach to measuring both our emissions and our approaches to reduce emissions may be, either currently or in the future, considered inconsistent with common or best practices with respect to measuring and accounting for such matters, reducing overall emissions and/or achieving “net zero” across any emissions scope. If our approaches to such matters fall out of step with common or best practice, we may be subject to additional scrutiny, criticism, regulatory and investor engagement or litigation, any of which may adversely impact our business, financial condition or results of operations. This and other stakeholder expectations will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.
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
Public debate exists regarding the potential subsurface and surface impact of unconventional drilling, including concern about the impacts of unconventional drilling for water. In addition, there are many regulatory requirements for us to adhere to including, but not limited to, those specified in the Petroleum Act 1984 (NT), Petroleum Regulations 2020 (NT), Petroleum (Environment) Regulations 2016 (NT), Water Act 1992 (NT), Environment Protection Act 2019 (NT), Environment Protection and Biodiversity Conservation Act 1999 (Cth) and the Work Health and Safety (National Uniform Legislation) Act 2011 (NT) and Work Health and Safety (National Uniform Legislation) Regulations 2011 (NT). Unconventional drilling requires large volumes of water (the availability and regulation of which may change over time) and there are costs associated with water disposal that may be required should we produce water in our wells. As more impacts of unconventional drilling are fully understood, it may be subject to additional regulations or restrictions from local, state, or federal governmental authorities, resulting in increased compliance costs. Any modification to the current requirements may adversely impact the value of our assets and future financial performance.
Our operations are subject to risks relating to climate change that could increase compliance or operating costs, limit natural gas exploration and production areas, and reduce demand for the natural gas we produce.
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals, laws, and regulations have been adopted, been considered for adoption, and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. As a natural gas development company, we are exposed to both transition risks and physical risks associated with climate change. Transitioning to a lower-carbon economy may entail extensive policy, legal, technology and market changes and, if demand for gas declines, we will find it difficult to commercialize any resources we discover.
The transition and physical risks associated with climate change (including also regulatory responses to such issues and associated costs) may significantly affect our operating and financial performance. For example, the Australian government announced its policy to target net zero carbon emissions economy-wide by 2050. In connection with that announcement, the Australian government designated that shale natural gas facilities in the Beetaloo that exceed the relevant threshold of 100,000 gross tonnes of CO2-e emissions per fiscal year will be given a “Zero” GHG baseline. Accordingly, once a natural gas producer has exceeded the 100,000 gross t-CO2-e Scope 1 threshold, the Company must demonstrate that it has achieved Scope 1 net zero emissions, either through operational measures (such as carbon capture and storage) or by purchasing carbon offsets. Various policymakers have also adopted, or are considering adopting, rules to require companies to provide significantly expanded climate-related disclosures. For more information, see our risk factor titled “Increased attention to ESG matters and environmental conservation measures may adversely impact our business.” In addition, the increased frequency or severity of natural disasters and weather events due to climate change could delay or prevent our ability to conduct our activities, which could negatively impact our financial performance.
Increasing attention to global climate change has resulted in increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. A number of parties have commenced litigation against oil and natural gas companies in state or federal courts and tribunals, alleging, among other things, that such companies contributed to climate impacts by producing, handling or marketing fossil fuels, or violate citizens’ rights by contributing to climate change, or alleging that companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts. In some jurisdictions, litigation has also been brought to establish legal mandates for particular entities to take certain climate-related actions, such as pursuing aggressive emissions reductions for their Scope 3 emissions reductions, regardless of whether entities have established any such goals already. The ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future. Activism related to climate change has also been increasing in our industry, and both shareholders and other parties may attempt to effect changes to our business or governance, whether by stockholder proposals, public campaigns, proxy solicitations or otherwise, as applicable. Any of these risks could result in unexpected costs, negative sentiments about us, disruptions in our operations, increases to our operating costs and expenses and reduced demand for our products, which in turn could have an adverse effect on our business, financial condition and results of operations.
There are also increasing financial risks for fossil fuel producers as various capital providers may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Many capital providers have also incorporated more substantial assessments of climate-related matters into their funding considerations, including how such funding may impact such capital providers’ own Scope 3 emissions, and may elect not to provide, or to continue not to provide, funding to fossil fuel energy companies. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 650 firms across over 50 countries had capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. While various capital providers have subsequently left these consortia, many have stated that they continue to consider climate-related matters in their strategy and financing decisions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
Significant physical events also have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects. Climate change is expected to have an effect on the frequency or severity of weather events (including hurricanes, wildfires, droughts and floods), sea levels, the arability of farmland, changes in temperature and other meteorological patterns, and water availability and quality and our development and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low lying areas, disruption of our production activities either because of climate related damages to our facilities or in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs (or decreased availability) for insurance coverage in the aftermath of such effects. Additionally, in response to changing climatic conditions, certain policymakers have proposed increased restrictions on the withdrawal and use of water for fossil fuel production or other industrial uses, which may either delay or prohibit our access to certain bodies of water; to the extent we do not have sufficient local water sources available, we may be required to incur substantial costs or curtail operations, which may become more significant in periods of drought or other water scarcity. Increasing water stress or other concerns about climate change may also increase policymakers or activists’ scrutiny on any potential impacts of our operations on local water bodies regardless of any use we make thereof. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. The effects of climate change may impact the cost or availability of insurance, and even where insurance is maintained we may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. Our various actions to mitigate our business risks associated with climate change require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate related risks.
Our ability to pursue our business strategies may be adversely affected if we incur costs and liabilities due to a failure to comply with environmental, health and safety laws or regulations or a release into the environment.
Despite efforts to conduct activities in an environmentally responsible manner and in accordance with applicable laws, there is a risk that our activities may cause harm to the environment which could impact production or delay future development timetables.
We are subject to laws and regulations to minimize the environmental impact of our operations and rehabilitation or remediation of any areas affected by our operations. Changes to environmental laws may result in the cessation or reduction of our activities, materially increase development or production costs or otherwise adversely impact our operations, financial performance or prospects. Penalties for failure to adhere to requirements and, in the event of environmental damage, remediation costs can be substantial and may not, in their entirety, covered by insurance. Compliance with these laws requires significant expenditure and non-compliance may potentially result in fines or requests for improvement action from the regulators.
In addition, if we were to be held responsible for environmental damage, in addition to remediation costs, we may suffer reputational damage, possible suspension or cessation of operations, suspension or revocation of permits, litigation risk, or financial or civil penalties.
We may incur significant costs and liabilities as a result of environmental, health and safety laws and regulations applicable to the operation of our wells, gathering systems and other facilities including, for example, including but not limited to the following laws, as amended from time to time.
•Petroleum Act 1984 (NT);
•Petroleum Regulations 2020 (NT);
•Petroleum (Environment) Regulations 2016 (NT);
•Water Act 1992 (NT);
•Environment Protection Act 2019 (NT);
•Environment Protection and Biodiversity Conservation Act 1999 (Cth);
•Northern Territory Aboriginal Sacred Sites Act 1989 (NT);
•Heritage Act 2011 (NT);
•Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (Cth);
•Native Title Act 1993 (Cth);
•Aboriginal Land Rights (Northern Territory) Act 1976 (NT);
•The National Greenhouse and Energy Reporting Act 2007 (Cth);

•Work Health and Safety (National Uniform Legislation) Act 2011 (NT); and
•Waste Management and Pollution Control Act 1988 (NT).
These laws and their respective regulations, as well as state and territory laws and regulations, generally restrict the level of pollutants emitted to ambient air, discharges to surface water and disposals or other releases or threats of release to surface, soils and groundwater. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the incurrence of capital expenditures, the occurrence of delays in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our future operations in a particular area. Certain environmental laws impose strict joint and several liability, without regard to fault or legality of conduct, for costs required to clean up and restore sites where hazardous substances or other wastes have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, wastes or other materials into the environment. The damages claimed may be material. In addition, these laws and regulations may restrict the rate of natural gas production or underground injection, disposal, and sequestration of carbon dioxide. There can be no assurance that our environmental compliance costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results.
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
Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts or prohibits drilling or production or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.
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
We may face unanticipated water and other waste disposal costs as a result of increased water-related laws and regulations.
We may be subject to laws and regulation that restrict our ability to cost effectively manage water produced as part of natural gas exploration and production operations. The process of shale extraction evolves the injection of stimulation fluid involving water and the recovery of that stimulation fluid to enable gas flows. This water is referred to as flowback. Other waste water is produced during drilling, with drilling and flowback wastewater collectively referred to as “wastewater”. Our ability to manage wastewater may impact our ability to undertake exploration and production activities. Wastewater must be either recycled within stimulations or evaporated onsite prior to transport and disposal of any remaining wastewater. The cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability. Where wastewater produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce wastewater in excess of the applicable volumetric permit limits or the quality is not suitable for recycling, we may have to shut in wells, reduce drilling activities, or upgrade facilities for wastewater handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:
•we cannot obtain future permits from applicable regulatory agencies;
•water of lesser quality or requiring additional treatment is produced;
•our wells produce excess water;
•new laws and regulations require water to be disposed in a different manner; or
•costs to transport the produced wastewater to the disposal wells increase.
Restrictions on drilling, completion, production or related activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in some of the areas where we operate.
Natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, such as those restrictions imposed under the Environment Protection Act 2019 (NT) or the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (the EPBC Act). Seasonal restrictions may limit our ability to operate in certain protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration, development and production activities that could have an adverse impact on our ability to develop and produce our reserves. To the extent species are listed or re-designated under the EPBC Act, or previously unprotected species are designated as threatened or endangered in areas where our properties are located, operations on those properties could incur increased costs arising from species protection measures and face delays or limitations with respect to production activities thereon. There is also increasing interest in nature-related matters beyond protected species, such as general biodiversity, which may similarly require us to incur costs or take other measures which may materially impact our business or operations.
Our business is subject to complex and evolving laws and regulations regarding privacy, data security and the processing of personal information.
In connection with running our business, we handle information that relates to individuals and/or constitutes “personal information” or similar terms under applicable data privacy laws, including from and about business contacts, employees, investors, and website users. We also depend on third party vendors in relation to the operation of our business, a number of which process personal information on our behalf. We and our vendors are therefore subject to various federal, state, and foreign laws, regulations and other requirements relating to the privacy, security and handling of personal information. For example, certain laws and regulations laws impose transparency obligations, provide residents with rights in relation to their personal information, and restrictions on our disclosure of their information.
These requirements, and their application, interpretation and amendment, are constantly evolving and pose increasingly complex compliance challenges. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to implement new processes, potentially elevate our costs, or require changes to our handling of information or our operations. Further, legislative activity and regulatory focus on data privacy and security, including in relation to cybersecurity incidents, have significantly increased in the United States and globally. Some such requirements restrict our ability to process personal information across our business and across country borders. Any failure or perceived failure by us to comply with laws, regulations, industry standards, regulations and requirements regarding data privacy, data security or the processing of personal information could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We continue to monitor and assess the impact of these laws, regulations and other requirements, but we could incur significant costs in investigating and defending such claims, and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Risks Related to our Corporate Structure
We are a holding company. Our sole material asset is our equity interest in TR Ltd., and we will be accordingly dependent upon distributions from TR Ltd. to pay taxes and cover our corporate and other overhead expenses.
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
If, however, we do not follow those procedures and policies, or they are not sufficient to prevent non-compliance, we could be subject to liability, fines and lawsuits. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Our investment in resources to comply with evolving laws, regulations and standards may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue generating activities to compliance activities. If we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
Furthermore, Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.
In our operations, there are transactions and balances denominated in currencies other than the U.S. dollar (which is the currency used to report our results of operations and financial condition in our financial statements), consisting primarily of the Australian dollar. To the extent our assets and liabilities denominated in Australian dollars as of June 30, 2025 are not hedged, we estimate that a 5% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of $19.3 million.
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
We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. Related party transactions can create the possibility of conflicts of interest with regard to our management. Such a conflict could cause an individual in our management to seek to advance his or her economic interests above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. The Audit & Risk Management Committee of our board of directors (“Audit & Risk Management Committee”) reviews related party transactions in accordance with our related party transaction policy; however, review of related party transactions by our Audit & Risk Management Committee does not mean such transactions will have the expected benefits and, as such, could have an adverse impact on our financial condition or results of operations.
Certain of our affiliates are participants in joint ventures or may have other rights with respect to properties in which we have interests. For instance, Daly Waters, which is controlled by Bryan Sheffield, is an equal owner of TB1 that owns our interests in EPs 76, 98 and 117. Certain actions, such as a sale of property or incurrence of indebtedness, will require the approval of Daly Waters or its representatives on the board of TB1. In addition, we have granted Daly Waters Royalty, which is controlled by Bryan Sheffield, and certain of our directors ORRIs in certain of the permits we have interests in. On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale Agreement. See “Business and Properties—Agreements Relating to the Development of our Assets” in this report and “Related Person Transactions” included in the 2025 Proxy Statement for further information.
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
Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third-party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:
•limitations on the removal of directors;
•our classified board of directors with directors serving staggered three-year terms;
•limitations on the ability of our stockholders to call special meetings;
•establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•the requirement that the affirmative vote of the holders of at least 662⁄3% in voting power of all the then-outstanding shares of our stock be obtained to amend and restate our existing bylaws or to remove directors;
•the requirement that the affirmative vote of the holders of at least 662⁄3% in voting power of all the then-outstanding shares of our stock be obtained to amend our certificate of incorporation;
•providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws; and
•establishing advance notice and certain information requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
In connection with the audit of our financial statements for fiscal years 2024 and 2025, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constituted a material weakness. We determined that in both fiscal years, we had deficiencies relating to insufficiently designed and operating internal control over financial reporting, including: i) lack of sufficient evidence retained of the performance of internal controls, ii) insufficient resources in key accounting and finance roles leading to inadequate segregation of duties, iii) lack of manage access and manage change IT general controls over the cloud-based enterprise resource planning system, and iv) accounting for complex transactions in accordance with GAAP, which in the aggregate constitute a material weakness.
If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us, and the value of our common stock could be materially and adversely affected. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our periodic reporting obligations. For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.
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
Our outstanding CDIs are listed on the ASX and are freely tradable in the public markets in Australia. Trading in our CDIs may have a material adverse effect on the trading price of our common stock on the NYSE.
Our common stock is traded on the NYSE and our CDIs are traded on ASX. The CDIs are, in general, the economic equivalent of shares of our common stock and, as a result, the trading price of the CDIs on the ASX likely affects the trading price of our common stock on the NYSE, and vice versa. The trading price of the CDIs may be influenced by factors different from those that affect the trading price of our common stock on the NYSE and, as discussed below in these risk factors, may be influenced by arbitrage activities. In addition, holders of shares of our common stock may deliver those shares to the depositary for the CDIs in exchange for CDIs.
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
We are subject to ASX listing rules with respect to our CDIs, and associated Australian regulatory requirements, and concurrently list our shares on the NYSE as well, which has its own listing and regulatory requirements. Such exchanges have different trading hours, trading characteristics (including trading volume and liquidity), trading and listing rules, and investor bases (including different levels of retail and institutional participation). As a result of these differences, the trading prices of our CDIs and our common stock may not be the same, even allowing for currency differences. Fluctuations in the price of our common stock due to circumstances peculiar to the U.S. capital markets could materially and adversely affect the price of the CDIs, or vice versa. Certain events having significant negative impact specifically on the Australian capital markets may result in a decline in the trading price of our common stock notwithstanding that such event may not impact the trading prices of securities listed in the United States generally or to the same extent, or vice versa.
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
As a result of listing CDIs on the ASX, we are subject to the listing rules of the ASX, which may strain our resources, divert management’s attention and affect our ability to manage our business or raise additional capital. The listing rules of the ASX differ from, and in some cases are more restrictive than, the rules and requirements of the NYSE, including restrictions that:
•limit non-executive director compensation to a maximum amount approved by shareholders at a general meeting;
•require that the terms of every class of our securities, including any preferred stock, be approved by the ASX;
•prohibit us from removing or changing the voting rights or dividend rights (if any) of our securities, except in certain circumstances;
•specify certain terms and conditions of options and rights plans;
•prohibit issuing equity securities without shareholder approval in the three months after we receive any notice in writing that a person proposes to make a takeover bid;
•limit the issuance of restricted (escrowed) securities; and
•prohibit “golden parachutes” or other termination benefits for officers upon a change in ownership or control of us.
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
•comply with required timetables for issuance of equity securities;
•deliver notice to the ASX prior to the release of restricted (escrowed) securities;
•file quarterly, half-yearly and annual periodic reports that include specific disclosure required by the listing rules of the ASX;
•obtain stockholder approval for certain related-party transactions and for securities issuances to directors;
•deliver drafts to the ASX of charter documents, debt and convertible securities documents, certain meeting notices and documents sent to certain holders of securities; and
•prior to release to any other person, release announcements through the ASX as the central collection point for market sensitive information.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.     CYBERSECURITY
With the guidance of the Audit & Risk Management Committee (the “Committee”), our board of directors is responsible for our risk management framework, including our strategy, policies, procedures and systems with respect to cybersecurity and information technology risks associated with us and our supply chain, suppliers and service providers. Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
Our management team, including our Vice President of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats, and takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment. Our management team has developed and implemented a risk management program that includes cybersecurity risks as a risk category and is intended to protect the confidentiality, integrity, and availability of our critical systems and information. Management has primary responsibility for our overall cybersecurity risk management program and supervising internal staff and external consultants assisting with cybersecurity matters, including those that assist management in staying informed about cybersecurity risks and incidents. Management updates the Committee periodically on our cyber risk management program, and the Committee reports to the full board of directors regarding its activities, including those related to cybersecurity.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas. Key elements of our risk management program relating to cybersecurity include: implementing risk assessments designed to help identify material risks, including risks arising from cybersecurity threats to our critical systems and information; engaging external cybersecurity consultants to assess and assist with aspects of our security processes; maintaining insurance coverage related to cybersecurity matters; and review of risks related to any new third-party IT providers based on our assessment of their criticality to our operations and respective risk profile.
Our Vice President of Information Technology has over 20 years of experience at public companies, including within the energy sector, enterprise technology vendors, and consulting firms. His expertise includes enterprise technology strategy, transformation, governance, vendor management, and operations and initiatives to strengthen cybersecurity, enhance information security posture, and mitigate technology risk. We continue to focus on cybersecurity measures as the company grows.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including controls, systems and processes that we have or will in the future implement, will be fully implemented, complied with or effective in protecting our systems and information. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See our risk factor titled “Our business could be negatively affected by security threats and disruptions, including electronic, cybersecurity or physical security threats, incidents and other disruptions.”
ITEM 3.     LEGAL PROCEEDINGS
Other than given as below, as of the date of this report, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot ensure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.
On July 4, 2024, the Environment Centre Northern Territory (“ECNT”) lodged an Originating Application in the Northern Territory Civil and Administrative Appeals Tribunal (“NTCAT”) for a merits review of the Minister for

Environment, Climate Change and Water Security’s (“Minister’s”) approval of TB1 Operator’s Shenandoah South Exploration & Appraisal Program EP98 and EP117 Environment Management Plan (“Shenandoah EMP”) (“NTCAT Merits Review”). On August 20, 2024, the TB1 Operator was added as a respondent to the NTCAT Merits Review. The NTCAT Merits Review commenced by ECNT under the Petroleum Act 1984 (NT) and the Petroleum (Environment) Regulations 2016 (NT). ECNT are seeking an order that the Minister’s Original Decision is set aside and substituted with a decision that the Tribunal Member is not satisfied the information provided in the Shenandoah EMP is sufficiently compliant with the Petroleum (Environment) Regulations 2016 (NT), including in relation to: (a) risks of wastewater spills and (b) risks in relation to inter-aquifer connectivity and an order that the Shenandoah EMP should be referred to the NT EPA for an independent assessment or, in the alternative, an order that varies the Minister’s original decision and establishes conditions in the Shenandoah EMP. On August 25, 2025 the NTCAT granted leave for the substantive proceedings to be withdrawn by the ECNT. This followed the dismissal of the ECNT’s stay application, with the NTCAT handing down its reason for dismissing the application on November 27, 2025 and the dismissal of the ECNT’s application to issue summonses and admit further expert reports, with the NTCAT handing down its reasons for dismissing the application on July 15, 2025.
On December 6, 2024, Lock the Gate Alliance Ltd (“Lock the Gate”) lodged an Originating Application in the Federal Court of Australia seeking an injunction under s475(2) of the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (“EPBC Act”), to restrain TB1 Operator from conducting the Shenandoah South Pilot Project and a declaration under §21 of the Federal Court of Australia Act 1976 (Cth) that the Shenandoah South Pilot Project is an action which involves unconventional gas development and is likely to have a significant impact on a water resource within the meaning of §§24D and 24E of the EPBC Act (the “Originating Application”). The Originating Application was heard in the Federal Court of Australia from June 23 to 26, and August 14, 2025 before Owens J who reserved Judgment.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently listed on the New York Stock Exchange under the symbol “TBN.”
As of September 24, 2025, there were 44 holders of record of our common stock.
We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be subject to the discretion of our board of directors.
Information with respect to securities authorized for issuance under equity compensation plans is included herein under Item 12 of this report.
Except as previously disclosed on Current Reports on Form 8-K, there were no unregistered sales of equity securities for the year ended June 30, 2025.
No shares of the Company’s common stock were repurchased during the three months ended June 30, 2025.
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the years ended June 30, 2025 and 2024. This MD&A should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, the accompanying notes to consolidated financial statements and other financial information included in this report. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks, uncertainties and assumptions and other important factors and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A - Risk Factors” and elsewhere in this report, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are an early stage, growth-driven independent natural gas exploration and production company focused on an integrated approach to the commercial development of the natural gas resources in the Beetaloo located within the Northern Territory of Australia. We hold approximately 1.9 million net prospective acres and are the largest acreage holder in the Beetaloo Basin. We intend to continue to develop our resources and regularly review acquisition opportunities that meet our strategic and financial objectives.
We are focused on developing early stage, unconventional gas resources within our portfolio. Our key assets are (i) a 25% non-operated working interest in EP 161, (ii) a 38.75% working interest in EPs 76, 98 and 117, where we are the operator, and (iii) a 100% working interest in EPs 136, 143 and EP(A) 197, where we are the operator, all of which are located in the Beetaloo.
Recent Developments
Following a special meeting of stockholders, on July 22, 2025, the second tranche of the Company’s sale of approximately $55.4 million of common stock in a private investment in public equity closed and the Company issued 940,729 shares of common stock at a price per share of $17.74. Additionally, on July 22, 2025, the Company issued 112,740 shares of Common Stock at a price of $17.74 per share to Macquarie Bank Limited as prepayment for certain fees that will become due under the Performance Bond Facility Agreement between Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and Macquarie Bank Limited, as lender, dated December 19, 2024.

On July 27, 2025, we entered into a Cooperation Agreement (the “Cooperation Agreement”) with Bryan Sheffield, Sheffield Holdings, LP and certain other affiliated entities party thereto (collectively, the “Sheffield Group”). In connection with the Cooperation Agreement, the Company agreed, among other things, to appoint (i) Scott D. Sheffield as a Class II director to the board of directors, effective immediately upon the execution of the Cooperation Agreement, with a term expiring at the Company’s 2025 annual meeting of stockholders and (ii) Phillip Z. Pace as a Class III director to the board of directors, effective upon the execution of the Cooperation Agreement with a term expiring at the Company’s 2026 annual meeting of stockholders. In connection with the Cooperation Agreement, the members of the Sheffield Group have agreed to abide by certain customary standstill restrictions and voting commitments that will remain effective from July 27, 2025 until the earlier of (i) the Company’s 2028 annual meeting of stockholders and (ii) December 31, 2028, unless earlier expired in accordance with the terms of the Cooperation Agreement.
On July 28, 2025, the employment of Joel Riddle, the former Chief Executive Officer and board member of the Company, was terminated and consequently Mr. Riddle resigned from the board. Additionally, John Bell Sr. retired from the board effective upon the execution of the Cooperation Agreement. The board appointed Dick Stoneburner, Chairman of the board, as interim Chief Executive Officer. Mr. Stoneburner was an independent member of the board prior to the appointment and will continue to serve on the board.
On August 14, 2025, the lease of modular buildings and related equipment (“Stage 1 and 2 Hire Goods”) commenced pursuant to the Hire Terms and Conditions (the “Hire Conditions”) entered into with Northern Transportables Pty Ltd on June 9, 2025 to support the on-site operations. Pursuant to the Hire Conditions, Tamboran is required to pay A$223,826 per month for Stage 1 and 2 Hire Goods with a minimum hire period of 18 months. The Hire Conditions also provide an option for Tamboran to hire additional assets (“Stage 3 Hire Goods”) at a hire rate of A$395,536 per month for a minimum hire period of seven months.
On September 2, 2025, the Beetaloo Joint Venture received approval from the NT Government to sell appraisal gas from its exploration permits in the Beetaloo Basin under the Beneficial Use of Gas (“BUG”) legislation. This is the first approval granted by the NT Government through the new BUG legislation and follows the recent consent from Native Title Holders for the sale of up to 60 TJ per day from the Shenandoah South Pilot Project over a three-year period. The Beetaloo Joint Venture now holds all necessary approvals to sell gas from the Shenandoah South Pilot Project. The project aims to begin gas sales of up to 40 TJ per day under the NTGGSA commencing in mid-2026, subject to weather condition.
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
Global, industry-wide supply chain disruptions have resulted in widespread shortages of labor, materials and services. Such shortages have resulted in our facing significant cost increases for labor, materials and services. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for fiscal years 2024 and 2025. Typically, as the price for natural gas increases, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. Some supply chain constraints and inflationary pressures could persist into fiscal year 2026 but are expected to plateau, however we cannot accurately predict future supply chain constraints and inflation. We cannot predict the future inflation rate but to the extent inflation remains elevated, we may experience cost increases in our operations, including costs for drill rigs, workover rigs, hydraulic fracturing fleets, tubulars and other well equipment, as well as increased labor costs. If we are unable to recover higher costs through higher commodity prices, our future revenue stream would be significantly impacted.
We are taking actions to mitigate supply chain and inflationary pressures. We are monitoring the situation and assessing its impact on our business, including with respect to our partners. For example, we pre-purchased long lead materials including casing and tubulars, chemicals and downhole equipment necessary for our planned development for fiscal year 2026. We have in place a 10-year option with H&P to contract for up to four additional FlexRigs®. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations and are working on diversifying suppliers. However, these mitigation efforts may not succeed or be insufficient.
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
Operating Costs and Expenses
We have not yet commenced natural gas production. If and when we do commence production, we will incur additional operating costs and expenses, workover costs, taxes and royalty fees. Our operating costs and expenses consisted of the following during fiscal years 2024 and 2025: salaries, share based compensation, and related taxes and benefits of personnel employed by us, professional fees for consultants, auditors, tax advisors and legal services, depreciation and amortization of corporate assets, the loss on sale of assets due to the sale of rigs in fiscal year 2024 and 2025, accretion of asset retirement obligations, exploration expenses, LNG feasibility studies, a Checkerboard fee that was settled in shares of common stock, and general and administrative expenses.
Acquisitions
We may continue to grow our operations and financial results through strategic accretive acquisition opportunities that may arise relevant to our Beetaloo strategy. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets. Additionally, we may from time to time effect divestitures of certain of our non-core assets.
Supply, Demand, Market Risk and the Impact on Natural Gas Prices
As discussed above in “—Market Outlook,” the natural gas industry historically has been cyclical with highly volatile commodity prices. Natural gas prices are subject to large fluctuations in response to relatively minor changes in the demand for natural gas. Prices are affected by current and expected supply and demand dynamics, including the market disruptions resulting from the Russian-Ukraine war and the Middle East conflict, the changing U.S. regulatory environment and trade and tariffs policies, and related erosion of demand for natural gas, supply growth driven by advances in drilling and completion technologies, resulting in increased supply in the global market. Other factors impacting supply and demand include weather conditions (including severe weather events), pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, supply chain quality and availability, as well as other factors, the majority of which are outside of our control. These commodity prices are likely to remain volatile in the future. Sustained periods of low natural gas prices could materially and adversely affect our financial condition, our results of operations, the quantities of natural gas that we can economically produce and our ability to access capital. Since we have not generated revenues, these key factors will only affect us when we produce and sell natural gas.
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
The following tables present selected financial information for the periods presented:

	Years ended June 30,
	2025	2024

Revenue and other operating income	$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation	(9,397)	(5,407)
Consultancy, legal and professional fees	(6,531)	(9,457)
Depreciation and amortization	(86)	(120)
Loss on remeasurement of assets classified as held for sale	(376)	(26)
Accretion of asset retirement obligations	(1,042)	(892)
Exploration expense	(4,112)	(2,161)
LNG feasibility study expenses	(6,035)	—
Checkerboard fee	(5,950)	—
General and administrative	(5,787)	(2,453)
Total operating costs and expenses	(39,316)	(20,516)
Other income (expense)
Interest income, net	1,551	691
Loss on extinguishment of debt	—	(3,884)
Fair value loss on convertible debt	—	(35)
Foreign exchange gain (loss), net	(2,585)	36
Other income (expense), net	726	(143)
Total other income (expense)	(308)	(3,335)

Net loss	(39,624)	(23,851)
Foreign currency translation	2,769	(411)
Total comprehensive loss attributable to noncontrolling interest	(3,254)	(2,140)
Total comprehensive loss attributable to Tamboran Resources Corporation stockholders	$(33,601)	$(22,121)
Fiscal Years Ended June 30, 2024 and June 30, 2025
Revenue and other operating income. We have not yet commenced natural gas production. Therefore, we did not realize any revenue and other operating income during fiscal years 2025 and 2024, respectively.
Compensation and benefits, including stock based compensation. Compensation and benefits, including stock based compensation, increased by $4.0 million during fiscal year 2025, as compared to fiscal year 2024 due primarily to restricted stock units granted in August 2024 and increased headcount as compared to the prior period.
Consultancy, legal and professional fees. Consultancy, legal and professional fees decreased by $2.9 million during fiscal year 2025, as compared to fiscal year 2024 due primarily to professional fees related to implementation of the scheme of arrangement and IPO readiness incurred in the comparative period which did not recur in 2025.

Loss on sale of assets classified as held for sale. Tamboran recognized a loss on assets classified as held for sale amounting to $0.4 million during fiscal year 2025, primarily due to the write down of rig 403 to the fair value less costs to sell. In contrast, a loss on assets classified as held for sale amounting to $0.03 million was recognized during fiscal year 2024, primarily due to the sale of a smaller rig, rig 301.
Accretion of asset retirement obligations expense. For fiscal year 2025 an expense for accretion of asset retirement obligations of $1.0 million was recognized. The recognition of such an expense was primarily due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF. As the Company drilled two additional wells and established the SPCF site, there was an incremental expense for accretion during the period.
Exploration expense. Exploration expense increased by $2.0 million during fiscal year 2025, as compared to fiscal year 2024 due primarily to the increase in activity of our non-operated permits in preparation for the next drilling program and additional subsurface expenses. Our exploration expense consisted of costs related to topographical, geographical and geophysical studies and other indirect expenditure.
LNG feasibility study expense. For fiscal year 2025, the Company incurred expenses of $6.0 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility.
Checkerboard fee. For fiscal year 2025, the Company incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November 2024.
General and administrative. General and administrative costs increased by $3.3 million during fiscal year 2025, as compared to fiscal year 2024 primarily as a result of increased expenses related to insurance, headcount, travel, and other office and administrative fees.
Interest Income, net. Interest income, net increased by $0.9 million during fiscal year 2025, as compared to fiscal year 2024, primarily due to interest received from term deposits during the period.
Loss on extinguishment of debt. For fiscal year 2024, an expense for loss on extinguishment of debt of $3.9 million was recognized. The recognition of such an expense was due primarily to the extinguishment of payables to H&P in exchange of the issuance of the 5.5% Convertible Senior Note due in 2029 between Helmerich & Payne International Holdings, LLC, Tamboran Resources Corporation, and the guarantors thereto dated June 4, 2024, which was converted to common stock upon the IPO. There was no extinguishment of debt for fiscal year 2025.
Foreign currency translation. In fiscal year 2025 we recognized a foreign currency translation gain of $2.8 million, primarily due to the strengthening of the Australian Dollar as of June 30, 2025 in comparison to the average rate during the period. In fiscal year 2024, we recognized a foreign currency translation loss of $0.4 million, primarily due to slight weakening of the Australian Dollar as of June 30, 2024, as compared to July 1, 2023. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our income statement.
Income Tax Expense. We have no income tax expense primarily due to operating losses incurred for fiscal years 2025 and 2024. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the statement of operations.

Liquidity and Capital Resources
We are a development stage enterprise and will continue to be so until commencement of substantial production from our natural gas properties. We do not expect to generate any revenue from production until 2026, at the earliest, which will depend upon successful drilling results, additional and timely capital funding, and access to suitable infrastructure. Until then our primary sources of liquidity are expected to be cash on hand, net proceeds of the private placements received in July 2025, and funds from future private and public equity placements, debt funding and asset sales.
We expect to incur substantial expenses and generate significant operating losses as we continue to develop our natural gas prospects and as we:
•complete our current appraisal drilling, testing program and SPCF facility construction;
•develop and commercialize our assets, including development of pipelines, the proposed NT LNG facility and other infrastructure;
•opportunistically invest in additional natural gas assets adjacent to our current positions; and
•incur expenses related to operating as a public company and compliance with regulatory requirements.
Our future financial condition and liquidity will be impacted by, among other factors, the success of our exploration and appraisal drilling program, the number of commercially viable natural gas discoveries made, the quantities of natural gas discovered, the speed with which we can bring such discoveries to production, and the actual cost of exploration, our ability to identify and complete acquisition opportunities and appraisal and development of our prospects.
For the fiscal year ended June 30, 2026, we estimate that we will need to invest approximately $57 million to progress our upstream development plans. We expect the tranche two proceeds from the private placement received in July 2025, together with our existing cash on hand, to be sufficient to fund drilling of SS-4H, SS-5H and SS-6H and complete flow testing of SS-2H ST1. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. We may seek additional funding through asset sales or public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (all dollar amounts are presented in thousands).

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$39,439	$74,746
As of June 30, 2025, we had $39.4 million in cash and cash equivalents. This balance represents a decrease of $35.3 million from June 30, 2024, primarily due to incoming funds from the greenshoe option exercised in July 2024, the sale of rig 403 in October 2024, R&D tax credits received in December 2024, cash calls received throughout the period, proceeds from our subscription agreements to institutional investors in May 2025, offset primarily by spending on operations on the SS-2H, SS-2H side track, and SS-3H pilot wells, SPCF facility long lead items and civil works, NT LNG pre-front-end engineering and design services, and other corporate expenditure in the fiscal period.

Capital Commitments
We had the following five-year capital commitments as of June 30, 2025 and June 30, 2024 which are not recognized as liabilities or payable in the consolidated statement of financial position (all dollar amounts are presented in thousands):

	June 30, 2025	June 30, 2024
Capital commitments:
Sweetpea Petroleum Pty Ltd	$23,115	$23,283
EP 161	2,302	2,650
Beetaloo Joint Venture	75,630	62,642
Midstream	9,056	1,971
Sweetpea Commitments
As of June 30, 2025, Sweetpea committed to spend $23.1 million related to two licenses, EP 136 with total commitments of $14.0 million and EP 143 with total commitments of $9.1 million over the following five years.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $14.0 million.
A variation application including suspension and extension of Term 2 to December 31, 2028 for EP 143 was submitted to DME in March 2025, and approved in May 2025. The total minimum work program commitments remain the same at $9.1 million with activity and associated spend being transferred within the extended license term.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is $2.3 million based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program, and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $75.6 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.7 million, EP 98 of $53.3 million and EP 117 of $11.6 million as well as subsurface studies.
Midstream
Committed spend for the SPCF project as of June 30, 2025, was $9.1 million which was related to the engineering, procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility and major equipment procurement.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended June 30,
	2025	2024
Statement of Cash Flows:
Net cash used in operating activities	$(29,637)	$(11,398)
Net cash used in investing activities	(98,768)	(66,109)
Net cash from financing activities	101,058	146,385

Net Cash Used in Operating Activities
For fiscal year 2025, net cash used in operating activities was $29.6 million during which we incurred a net loss of $39.6 million, compared to net cash used in operating activities for fiscal year 2024 of $11.4 million, during which we incurred a net loss of $23.9 million. The net loss for fiscal year 2025 included the non-cash impacts of depreciation and amortization, stock-based compensation, loss on remeasurement of assets classified as held for sale, accretion of asset retirement obligations, interest expense, Checkerboard fee and foreign exchange differences. Additionally, in the year ended June 30, 2025, net unfavorable changes in operating assets and liabilities totaled $4.8 million, primarily consisting of a $3.3 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a $1.3 million increase in trade and other receivables, and a $0.2 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For fiscal year 2025, net cash used in investing activities was $98.8 million compared to $66.1 million for fiscal year 2024. In the current period there was spend on exploration and evaluation activities of $94.2 million in connection with the drilling, completion and stimulation of the 2025 drilling program, $15.6 million of spend related to SPCF, $0.3 million of spend related to sand mining, $2.8 million related to interest on financing lease liabilities, offset by proceeds from the sale of property, plant and equipment of $8.0 million due to the sale of rig 403 and the receipt of the R&D tax incentive of $6.2 million.
Net Cash from Financing Activities
For fiscal year 2025, net cash received from financing activities was $101.1 million compared to $146.4 million received for fiscal year 2024. This decrease was primarily due to $42.9 million in net proceeds from the issue of shares in connection with the Company’s capital raises in fiscal year 2025 in comparison to net proceeds of $134.6 million received in 2024. The Company also received $5.3 million of net proceeds from the issuance of common stock for which shares had not yet been issued as of June 30, 2025 and also made advanced payments of $0.8 million related to transaction costs. Other activity in the fiscal year included $61.5 million attributable to contributions from noncontrolling interest holders in connection with investments by Daly Waters, $0.5 million of advance contributions received from noncontrolling interest holders, repayments of finance lease liabilities of $7.8 million, and $0.5 million related to the payment of the performance bond facility establishment fee.
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
Impairment of Natural Gas Properties
Where an indicator of impairment exists for an unproved property and it is determined that future appraisal drilling or development activities are unlikely to occur, an impairment expense is recorded. The impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value. Upon approval of the commercial development of a project, the exploration and evaluation asset is classified as a development asset. Once production commences, development assets are transferred to property, plant and equipment and are depleted using the unit-of-production method based upon estimates of proved developed reserves.

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
Litigation and Environmental Contingencies
In the ordinary course of business, we may at times be subject to claims and legal actions. Management does not believe the impact of such matters will have a material adverse effect on our financial position or results of operations. We are subject to extensive federal, state, and local environmental laws and regulations, which may materially affect our operations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remediate, remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary information specified by this Item 8 are presented in Part IV, Item 15 “Exhibits and Financial Statement Schedules.”
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
Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, our management, with the participation of the interim Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2025. In light of the material weakness in the Company’s internal control over financial reporting described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, our management, including the interim Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this

Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
In connection with the audit of our financial statements for the fiscal years 2024 and 2025, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constituted a material weakness. We determined that in both fiscal years, we had deficiencies relating to insufficiently designed and operating internal control over financial reporting, including:
i) lack of sufficient evidence retained of the performance of internal controls,
ii) insufficient resources in key accounting and finance roles leading to inadequate segregation of duties,
iii) lack of manage access and manage change IT general controls over the cloud-based enterprise resource planning system, and
iv) accounting for complex transactions in accordance with GAAP, which in the aggregate constitute a material weakness.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Tamboran’s internal controls over financial reporting are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Due to their inherent limitations, internal controls over financial reporting may not be effective in preventing or detecting misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
Management evaluated the effectiveness of Tamboran’s internal controls over financial reporting as of June 30, 2025, based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”). Based on the assessment using these criteria, Management concluded that, as of June 30, 2025, our internal controls over financial reporting were ineffective to detect the inappropriate application of U.S. GAAP rules due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be a material weakness as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the existence of this material weakness in our internal controls over financial reporting, Management believes that Tamboran’s consolidated financial statements fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.
As Tamboran continues to be an emerging growth company, this report does not include an attestation report from our independent registered public accounting firm regarding internal controls over financial reporting.
Remediation Plan for the Material Weakness
In response to the material weakness identified and described above, our management, with the oversight of the Audit & Risk Management Committee of our board of directors, will continue to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness. The remediation plan was initiated in fiscal year 2026 during which we implemented a new enterprise resource planning system to better support our financial reporting and internal control framework. We have engaged an internal audit firm to assist with the documentation of our processes and internal controls and we will also provide training to control owners, supported by external consultants, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the operation of internal controls. We have also hired a Vice President of Information Technology and a Financial Reporting Manager with extensive knowledge in their respective fields to assist in the remediation of the above control deficiencies. We will continue to hire accounting and finance personnel, or engage technical specialists, who possess the required technical knowledge to ensure reporting requirements are met and segregation of duties are maintained. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2025.
Code of Business Conduct and Ethics
The Company’s Code of Business Conduct and Ethics (the “Code of Conduct”), which is applicable to all directors, officers and employees of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer, is available on the Investor Relations section of the Company’s website (www.tamboran.com). A copy of the Code of Conduct is also available in print to share owners upon request, addressed to the Corporate Secretary at Tamboran Resources Corporation, Suite 01, Level 39, Tower One, International Towers Sydney, 100 Barangaroo Avenue, Barangaroo NSW 2000. The Company intends to post amendments to or waivers of (to the extent applicable to the Company’s directors, executive officers or principal financial officers) the Code of Conduct on its website.
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this report.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes securities authorized for issuance under equity compensation plans as of June 30, 2025.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)
Equity compensation plans approved by security holders(1)	1,159,722	$47.02	705,282
Equity compensation plans not approved by security holders	–	–	–
Total	1,159,722	$47.02	705,282
(1) Consists of the 2021 Equity Incentive Plan (“2021 EIP”) and the 2024 Equity Award Plan (the “2024 Plan”).
(2) Consists of (a) options covering a total of 54,001,222 CDIs (representing 270,006 shares of our common stock) issued under the 2021 EIP, (b) 494,716 restricted stock units issued under the 2024 Plan and (c) 395,000 performance stock units, calculated at target performance level, issued under the 2024 Plan. Does not include 5,002 shares of unvested restricted stock issued under the 2024 Plan.
(3) Consists of options outstanding under the 2021 EIP, covering a total of 54,001,222 CDIs (representing 270,006 shares of our common stock) at a weighted-average exercise price of A$0.3617. Converted to U.S. Dollars at an exchange rate of 0.65. Holders of CDIs under the 2021 Plan are the beneficial owner of one share of Common Stock for every 200 CDIs held. The weighted-average exercise price excludes any outstanding restricted stock units and performance stock units, which have no exercise price.
(4) Following the IPO, no further grants have been or will be made under the 2021 EIP. This column reflects the total number of shares of common stock remaining available for issuance under the 2024 Plan as of June 30, 2025.
The additional information required by this Item 12, as well as the names of all persons (of which the Company is aware) who are substantial holders in the Company within the meaning of section 671B of the Corporations Act, will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2025.

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
Repurchases of the Company’s securities are governed by the safe harbor provisions set forth in Rule 10B-18 of the Securities Exchange Act of 1934. However, provisions of the Delaware General Corporation Law, the Company’s Certificate of Incorporation and Bylaws could make it more difficult to acquire the Company by means of a tender offer (takeover), a proxy contest or otherwise, or to remove incumbent officers and directors of the Company. These provisions could discourage certain types of coercive takeover practices and takeover bids that the Company’s board of directors may consider inadequate and encourage persons seeking to acquire control of the Company to first negotiate with the board of directors.
Australian Corporate Governance Statement
The board of directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The board of directors confirm that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is available for viewing at https://www.tamboran.com/corporate-governance-statements/. The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. The Company’s most recent Corporate Governance Statement, dated September 25, 2025, and approved by the board of directors remains accurate as of the date of this Annual Report on Form 10-K.
Issued Capital
As of September 24, 2025, the Company had 17,820,758 shares of Common Stock on issue, of which:
•10,336,865 shares of Common Stock were held by 43 stockholders, and quoted on NYSE. (Note: The actual number of stockholders is greater than this number and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of active holders of record also do not include holders whose shares may be held in trust by other entities); and
•7,483,893 shares of Common Stock were held by CHESS Depositary Nominees Pty Ltd (as Depositary Nominee) on behalf of 3,687 CDI holders, representing 1,496,778,600 CDIs quoted on ASX.
In addition, as of September 24, 2025, the Company had the following unquoted securities on issue:
•7,416,667 unquoted options, A$0.2367 and expiring 26 May 2026, held by 3 option holders which entitle the holder (upon vesting) to be issued CDIs;
•10,734,555 unquoted options, A$0.32 and expiring 26 May 2026, held by 13 option holders which entitle the holder (upon vesting) to be issued CDIs;

•35,850,000 unquoted options expiring various dates ex various prices, held by 13 option holders which entitle the holder (upon vesting) to be issued CDIs; and
•719,718 Units, held by 51 employees and directors of the Company pursuant to the Company’s 2024 Plan which entitle the holder (upon vesting) to be issued Common Stock.
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
As the beneficial owners, holders of CDIs may:
•direct the Depositary Nominee (or its custodian) how to vote the Common Stock represented by their CDIs by completing the CDI Voting Instruction Form that accompanies the relevant notice of meeting or proxy statement; or
•appoint themselves (or another person) to be the Depositary Nominee’s proxy with respect to the Common Stock represented by their CDIs for the purposes of attending and voting at the meeting by completing the CDI Voting Instruction Form that accompanies the relevant notice of meeting or proxy statement.
Alternatively, holders of CDIs can elect to convert their CDIs into Common Stock and vote those Common Stock at the meeting. Such conversion must be completed prior to the record date fixed by the Company for determining the entitlement of stockholders to attend and vote at the meeting.
Options and Units do not carry voting rights.
Substantial Stockholders
The information required in relation to the names of all persons (of which the Company is aware) who are substantial holders in the Company within the meaning of section 671B of the Corporations Act, will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2025.
Distribution of CDI Holders
Below is a distribution schedule of the number of holders of CDI’s, at September 24, 2025, and assuming all shares of Common Stock are held as CDIs.

	Number of Holders	Number of CDIs	%
1-1,000	62	7,004	—%
1,001-5,000	625	2,197,613	0.15%
5,001-10,000	602	4,605,473	0.31%
10,001-100,000	1,632	64,966,294	4.34%
100,001 and over	766	1,425,002,216	95.20%
	3,687	1,496,778,600	100.00%
Unmarketable Parcels
The number of stockholders and/or CDI holders who hold less than a marketable parcel of securities (where a “marketable parcel” is a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 238, based on the closing price of the Company’s common stock and CDIs as of September 23, 2025.

Twenty Largest CDI Holders
Below are details of the 20 largest holders of CDIs, and the number and percentage of issued CDIs held by those holders, as of September 24, 2025, and assuming all shares of Common Stock are held as CDIs.

	Name	Number of CDIs Held(1)	Percentage of CDIs
1	Sheffield Holdings LP	270,509,154	18.073%
2	Helmerich & Payne International Holdings LLC	105,952,380	7.079%
3	Morgan Stanley Australia Securities (Nominee) Pty Limited <No 1 Account>	93,506,641	6.247%
4	Citicorp Nominees Pty Limited	79,872,716	5.336%
5	HSBC Custody Nominees (Australia) Limited	74,261,075	4.961%
6	Washington H Soul Pattinson And Company Limited	71,088,742	4.749%
7	BNP Paribas Noms Pty Ltd	58,423,115	3.903%
8	HSBC Custody Nominees (Australia) Limited	50,661,144	3.385%
9	HSBC Custody Nominees (Australia) Limited - A/C 2	24,571,131	1.642%
10	Venture Holdings Sarl SPF	24,167,920	1.615%
11	Pat Elliott (Tamboran) Limited	23,546,044	1.573%
12	BNP Paribas Nominees Pty Ltd <IB AU NOMS Retail client>	19,647,636	1.313%
13	Phillip Hollick Pty Ltd <Philly S/F A/C>	14,208,582	0.949%
14	Richgard No 40 Pty Ltd	14,000,000	0.935%
15	Jufran Carbon Pty Limited	13,842,461	0.925%
16	Robmar Investments Pty Limited	13,497,903	0.902%
17	BNP Paribas Nominees Pty Ltd <Hub24 Custodial Serv Ltd>	11,007,538	0.735%
18	John R Hislop	10,622,806	0.710%
19	Mr Archibald Geoffrey Loudon	10,054,187	0.672%
20	Bell Potter Nominees Ltd <BB Nominees A/C>	10,000,000	0.668%
20	Hendo Family Superannuation Pty Ltd <Henderson Superfund A/C>	10,000,000	0.668%
______________________
(1)Including shares of Common Stock represented as though they were held as CDIs (with 200 CDIs representing a beneficial ownership interest in 1 share of Common Stock).
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
Registers of our securities are held as follows:
•For CDIs in Australia: Boardroom Pty Limited, Level 8, 210 George Street Sydney NSW 2000. Investor Enquiries: 1300 737 760 (within Australia) or +61 2 9290 9600 (outside Australia) between 8.30am and 5.30pm (Australian Eastern Standard time) Monday to Friday.
•For Common Stock in the United States: Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021. Telephone: +1 781 575 3100.
There is no current on-market buy-back of the Company’s securities.
The Company does not have any restricted securities on issue, or securities subject to voluntary escrow.
No securities have been purchased on-market during the reporting period under or for the purposes of the Company’s 2024 Plan or to satisfy the entitlements of the holders of options or other rights to acquire securities granted under the 2024 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young (PCAOB ID No. 1435).
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2025.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report.
(1)Financial Statements
See “Index to Consolidated Financial Statements” set forth on Page F-1.
(2)Financial Statement Schedules
Financial statement schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is provided in the notes to our consolidated financial statements.

EXHIBITS
(3)Exhibits
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

4.3
Registration Rights Agreement, dated June 28, 2024, between Tamboran Resources Corporation, Sheffield Holdings, LP, and each of the other signatories from time to time party thereto (filed as Exhibit 10.1 to the Company’s dated June 28, 2024, File No. 001-42149, and incorporated herein by reference).

4.4
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, File No. 001-42149, and incorporated herein by reference).

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

10.4†
Tamboran Resources Corporation 2024 Equity Award Plan (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 dated June 5, 2024, File No. 333-279119, and incorporated herein by reference).

10.5†
Form of Stock Option Agreement under the 2024 Equity Award Plan (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 dated June 5, 2024, File No. 333-279119, and incorporated herein by reference).

10.6†
Form of Restricted Stock Unit Grant Agreement under the 2024 Equity Award Plan (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 dated June 5, 2024, File No. 333-279119, and incorporated herein by reference).

10.7#+
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

10.19**
Director Nominating Agreement, dated June 28, 2024, between Tamboran Resources Corporation and Sheffield Holdings, LP (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2024, File No. 001-42149, and incorporated herein by reference).

10.20†
Restricted Stock Award Notice and Agreement for Fredrick Barrett pursuant to Tamboran Resources Corporation 2024 Equity Award Plan dated January 22, 2025 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 001-42149, and incorporated herein by reference).

10.21
Performance Bond Facility Agreement, dated December 19, 2024, by and among Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and Macquarie Bank Limited, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024, File No. 001-42149, and incorporated herein by reference).

10.22
Deed of Guarantee and Indemnity, dated December 19, 2024, between Tamboran Resources Corporation, as guarantor, and Macquarie Bank Limited, as lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2024, File No. 001-42149, and incorporated herein by reference).

10.23
Form of Subscription Agreement (Non-Affiliate), between Tamboran Resources Corporation and the Subscribers thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.24
Form of Subscription Agreement (Affiliate), between Tamboran Resources Corporation and the Subscribers thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.25
Subscription Agreement, dated May 12, 2025, between Tamboran Resources Corporation and Daly Waters Energy, LP (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.26
Asset Sale Agreement – Beetaloo Acreage Acquisition, dated May 12, 2025, between Tamboran (West) Pty Limited, Tamboran Resources Corporation, and Daly Waters Energy, LP (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.27
Second Amended and Restated Joint Venture and Shareholders Agreement, dated May 12, 2025, between Tamboran (West) Pty Limited, Tamboran Resources Pty Ltd, Daly Waters Energy, LP, and Tamboran (B1) Pty Ltd. (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.28
Origin Fourth Amended and Restated Royalty Deed, between Origin Energy B2 Pty Ltd, Falcon Oil & Gas Australia Limited, Tom Duggan Family Limited Partnership LLP, Territory Oil & Gas LLC, and Malcolm, John Gerrard, dated September 23, 2022 (filed herewith).

19.1	Insider Trading Compliance Policy (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24	The Company’s Power of Attorney (filed herewith).

Exhibit number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

97.1
The Company’s Policy for Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, File No. 001-42149, and incorporated herein by reference).

101	Interactive data files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).
______________________
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

Tamboran Resources Corporation

By:	/s/ Richard Stoneburner
Name:	Richard Stoneburner
Title:	Interim Chief Executive Officer
Date: September 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Stoneburner	Interim Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2025
Richard Stoneburner

/s/ Eric Dyer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 25, 2025
Eric Dyer

/s/ Fred Barrett	Director	September 25, 2025
Fred Barrett

/s/ Patrick Elliott	Director	September 25, 2025
Patrick Elliott

/s/ The Hon Andrew Robb AO	Director	September 25, 2025
The Hon Andrew Robb AO

/s/ David Siegel	Director	September 25, 2025
David Siegel

/s/ Jeffrey Bellman	Director	September 25, 2025
Jeffrey Bellman

/s/ Ryan Dalton	Director	September 25, 2025
Ryan Dalton

/s/ Phillip Pace	Director	September 25, 2025
Phillip Pace

/s/ Scott Sheffield	Director	September 25, 2025
Scott Sheffield

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tamboran Resources Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tamboran Resources Corporation and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Sydney, Australia
September 25, 2025

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In dollars)

		June 30,
	Note	2025	2024
ASSETS
Current assets
Cash and cash equivalents		$39,438,983	$74,745,897
Restricted cash	2	5,722,374	—
Trade and other receivables:
Joint interest billings		8,191,016	10,298,322
ATO receivable		1,219,364	700,115
Other receivables		222,349	11,514
Assets held for sale	4	—	8,366,000
Prepaid expenses and other current assets	8	1,902,564	3,209,033
Total current assets		56,696,650	97,330,881
Natural gas properties, successful efforts method:
Unproved properties	4	342,313,782	230,119,448
Assets under construction - natural gas equipment	4	24,441,262	7,542,064
Property, plant and equipment, net	4	307,739	102,244
Operating lease right-of-use assets	5	1,549,332	962,052
Finance lease right-of-use asset	5	16,543,737	20,697,452
Prepaid expenses and other non-current assets		4,609,620	1,889,890
Total non-current assets		389,765,472	261,313,150
TOTAL ASSETS		$446,462,122	$358,644,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	6	$20,456,982	$14,832,599
Advance against joint interest billings	3	450,239	—
Current portion of operating lease obligations	5	391,157	397,999
Current portion of finance lease obligation	5	15,306,802	12,767,400
Total current liabilities		36,605,180	27,997,998
Operating lease obligations	5	1,175,149	587,250
Finance lease obligation	5	9,523,433	14,141,713
Asset retirement obligations	7	9,649,162	8,140,992
Other non-current liabilities		57,428	90,378
Total non-current liabilities		20,405,172	22,960,333
Total liabilities		57,010,352	50,958,331

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; 10,000,000,000 common stock authorized; 16,717,289 and 13,915,524 common stock issued and outstanding as of June 30, 2025 and 2024, respectively		16,717	13,915
Additional paid-in capital		464,407,056	404,594,023
Accumulated other comprehensive loss		(9,421,117)	(11,512,975)
Accumulated deficit		(167,281,183)	(130,379,771)
Total Tamboran Resources Corporation stockholders’ equity		287,721,473	262,715,192
Noncontrolling interest		101,730,297	44,970,508
Total stockholders’ equity		389,451,770	307,685,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$446,462,122	$358,644,031
The accompanying notes are an integral part of these consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In dollars)

		For the years ended June 30,
	Note	2025	2024
Revenue and other operating income		$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(9,396,594)	(5,407,123)
Consultancy, legal and professional fees		(6,530,500)	(9,456,650)
Depreciation and amortization		(85,947)	(120,444)
Loss on remeasurement of assets classified as held for sale	4	(376,000)	(25,605)
Accretion of asset retirement obligations	7	(1,042,169)	(891,961)
Exploration expense		(4,111,793)	(2,161,424)
LNG feasibility study expense		(6,035,141)	—
Checkerboard fee		(5,950,000)	—
General and administrative		(5,787,015)	(2,453,001)
Total operating costs and expenses		(39,315,159)	(20,516,208)

Loss from operations		(39,315,159)	(20,516,208)
Other income (expense)
Interest income, net		1,551,091	690,834
Loss on extinguishment of debt		—	(3,883,980)
Fair value loss on convertible debt		—	(34,700)
Foreign exchange gain (loss), net		(2,584,809)	35,937
Other income (expense), net		725,700	(142,652)
Total other income (expense)		(308,018)	(3,334,561)

Net loss		(39,623,177)	(23,850,769)
Less: Net loss attributable to noncontrolling interest		(2,721,765)	(1,932,298)
Net loss attributable to Tamboran Resources Corporation stockholders		$(36,901,412)	$(21,918,471)

Comprehensive income (loss)
Net loss		$(39,623,177)	$(23,850,769)
Other comprehensive income (loss)
Foreign currency translation		2,768,751	(410,815)
Total comprehensive income (loss)		(36,854,426)	(24,261,584)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		(3,254,463)	(2,140,263)
Total comprehensive loss attributable to Tamboran Resources Corporation stockholders		$(33,599,963)	$(22,121,321)

Net loss per common stock
Basic and diluted	11	$(2.517)	$(2.319)
Weighted-average number of common stock outstanding
Basic and diluted	11	14,661,192	9,450,244
The accompanying notes are an integral part of these consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In dollars)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources Corporation stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance as of July 1, 2023	$7,080	$259,298,821	$(11,310,125)	$(108,461,300)	$139,534,476	$21,046,470	$160,580,946
Issuance of common stock, net of issuance cost	6,835	144,739,677	—	—	144,746,512	—	144,746,512
Contributions from noncontrolling interest holders	—	—	—	—	—	26,064,301	26,064,301
Stock-based compensation	—	555,525	—	—	555,525	—	555,525
Foreign exchange translation	—	—	(202,850)	—	(202,850)	(207,965)	(410,815)
Net loss	—	—	—	(21,918,471)	(21,918,471)	(1,932,298)	(23,850,769)
Balance as of June 30, 2024	13,915	404,594,023	(11,512,975)	(130,379,771)	262,715,192	44,970,508	307,685,700
Issuance of common stock under greenshoe option, net of issuance cost	309	6,930,541	—	—	6,930,850	—	6,930,850
Issuance of common stock as Checkerboard fee	312	5,949,688	—	—	5,950,000	—	5,950,000
Issuance of common stock, net of issuance cost	2,181	35,308,541	—	—	35,310,722	—	35,310,722
Shares to be issued	—	5,321,472	—	—	5,321,472	—	5,321,472
Contributions from noncontrolling interest holders	—	—	—	—	—	58,804,661	58,804,661
Stock-based compensation	—	6,302,791	—	—	6,302,791	—	6,302,791
Foreign exchange translation	—	—	2,091,858	—	2,091,858	676,893	2,768,751
Net loss	—	—	—	(36,901,412)	(36,901,412)	(2,721,765)	(39,623,177)
Balance as of June 30, 2025	$16,717	$464,407,056	$(9,421,117)	$(167,281,183)	$287,721,473	$101,730,297	$389,451,770
The accompanying notes are an integral part of these consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (In dollars)

	For the years ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,623,177)	$(23,850,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,947	120,444
Stock-based compensation	4,354,626	555,525
Foreign exchange (gain) loss, net	2,584,809	(35,937)
Loss on remeasurement of assets classified as held for sale	376,000	25,605
Accretion of asset retirement obligations	1,042,169	891,961
Checkerboard fee	5,950,000	—
Interest expense	381,044	—
Non-cash interest on convertible notes	—	34,432
Loss on extinguishment of debt	—	3,883,980
Fair value loss on convertible debt	—	34,700
Changes in operating assets and liabilities:
Trade and other receivables	(1,275,416)	118,124
Prepaid expenses and other assets	(180,267)	(2,430,729)
Accounts payable and accrued expenses	(3,300,154)	9,302,147
Other non-current liabilities	(32,950)	(47,424)
Net cash used in operating activities	(29,637,369)	(11,397,941)
Cash flows from investing activities:
Payments for property, plant and equipment	(290,429)	—
Payments for exploration and evaluation	(94,200,588)	(60,183,148)
Payments for assets under construction	(15,636,848)	(3,516,014)
Proceeds from sale of assets held for sale	7,990,000	444,568
Payment of interest on finance lease liabilities	(2,798,557)	(2,854,414)
Proceeds from research and development tax credit	6,168,698	—
Net cash used in investing activities	(98,767,724)	(66,109,008)
Cash flows from financing activities:
Proceeds from issue of common stock	46,092,336	148,626,184
Contributions received from noncontrolling interest holders	61,457,299	17,206,459
Advance contributions received from noncontrolling interest holders	450,239	—
Proceeds from issue of common stock, awaiting issuance	5,722,374	—
Common stock issue transaction costs	(3,193,650)	(13,976,892)
Payment of transaction costs on common stock, awaiting issuance	(400,902)	—
Advance payment of common stock issue transaction costs	(768,275)	—
Payment of performance bond facility establishment fee	(535,527)	—
Repayment of lease liabilities	(7,765,972)	(5,470,379)
Net cash from financing activities	101,057,922	146,385,372
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,347,171)	68,878,423
Cash and cash equivalents and restricted cash at the beginning of period	74,745,897	7,056,136
Effects of exchange rate changes on cash and cash equivalents	(2,237,369)	(1,188,662)
Cash and cash equivalents and restricted cash at the end of period	$45,161,357	$74,745,897
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$7,959,217	$2,797,103
Accrued stock issuance costs	$(657,114)	$1,640,892
Asset retirement obligations	$(523,732)	$(72,433)
Stock-based compensation	$(6,302,791)	$(555,525)
Contribution receivable from noncontrolling interest holders	$7,051,172	$8,857,842

Operating lease right-of use assets and lease liabilities	$587,280	$(502,939)
Interest accrued on finance lease liabilities	$(492,185)	$(277,966)
Finance lease right-of-use assets and lease liabilities	$(7,759,749)	$(32,104,131)
Non-cash finance lease costs capitalized to unproved properties	$10,105,620	$14,539,059
Extinguishment of accrued capital expenditure	$—	$(7,785,000)
Convertible notes issued in exchange of extinguishment of debt	$—	$11,668,980
Common stock for conversion of convertible notes	$—	$(11,738,112)
The accompanying notes are an integral part of these consolidated financial statements.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business and Basis of Preparation
General
Tamboran Resources Corporation (the “Company” or “Tamboran” and together with its consolidated subsidiaries, the “Group”) is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin (“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group has no revenues from its gas operations as of June 30, 2025.
The Company completed its Initial Public Offering (“IPO”) of common stock and began trading on the New York Stock Exchange (“NYSE”) on June 28, 2024, under the symbol “TBN”. Tamboran continues to maintain the Australian Securities Exchange (“ASX”) listing of its CHESS Depository Interests (“CDIs”), with each CDI representing 1/200th of a share of common stock.

Going Concern and Management’s Liquidity Plans
The accompanying consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of June 30, 2025, the Group had:

•not generated revenues since inception, and will not generate earnings in the next 12 months sufficient to satisfy all liabilities in the ordinary and usual course of business;
•a working capital surplus of $20,091,470 arising from proceeds of the Common Stock issuance in May 2025 (Refer Note 9);
•an accumulated deficit of $167,281,183 since inception; and
•significant expenditures planned for the unproved properties in the next 12 months.
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
Management has several plans in various stages of progress to source additional funding to provide operating capital for continued growth of the Group. As a result, these consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Group be unable to continue as a going concern.
Note 2 – Summary of Significant Accounting Policies
Basis of Preparation of Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”).
Management’s Use of Estimates
The preparation of the Group’s consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures in these consolidated financial statements. Management bases its judgements, estimates and assumptions on historical experience and on other various factors, including expectations of future events management believes to be reasonable under the circumstances. The most significant estimates included in, but not limited to, the preparation of these consolidated financial statements are related to asset retirement obligations, stock-based compensation, and recoverability of oil and gas properties.
Although management believes these estimates are reasonable, these estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, all of its wholly owned subsidiaries and the variable interest entities (“VIEs”), for which the Company or any of its subsidiaries is a primary beneficiary. All intercompany transactions, balances and unrealized gains on transactions between entities in the Group are eliminated upon consolidation. Unrealized losses are also eliminated unless the transaction provides evidence of the impairment of the asset transferred.
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
Foreign Currency Transactions
Foreign currency transactions are translated into the Group’s functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents and Restricted Cash
Cash represents cash deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less.

Restricted cash consists of proceeds received in respect of the shares not yet issued as of June 30, 2025. The Group had $5,722,374 in restricted cash as of June 30, 2025. The Group had no restricted cash as of June 30, 2024.

The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying consolidated statements of cash flows and their corresponding balance sheet presentation:

	June 30,
	2025	2024
Cash and cash equivalents	$39,438,983	$74,745,897
Restricted cash	5,722,374	—
Total cash, cash equivalents and restricted cash	$45,161,357	$74,745,897

Trade and Other Receivables
As of June 30, 2025 and 2024, the Group’s trade and other receivables are related to unpaid cash calls (“joint interest billing”) and goods and services tax receivable from the Australian Taxation Office (“ATO”). As of June 30, 2025 and 2024, the Group had $8,191,016 and $10,298,322 receivable, respectively, from joint interest billing.

Trade and other receivables are recognized net of an allowance for doubtful accounts for expected credit losses, in the period when the Group’s right to consideration is unconditional. The Group has no allowance for doubtful accounts related to its trade and other receivable for any reporting period presented.
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
The carrying amounts of exploration and evaluation assets are reviewed at each reporting date to determine whether any indicators of impairment are present. Indicators of impairment include, but are not limited to:
•the right to explore has expired, or will expire in the near future, and is not expected to be renewed;
•further exploration for and evaluation of resources in the specific area is not budgeted or planned for;
•the Group has decided to discontinue activities in the area; or
•there is sufficient data to indicate the carrying value is unlikely to be recovered in full, from successful development or by sale based on changes brought by economic factors, commodity price outlook, favorable and/or unfavorable exploration activity on the property being evaluated and/or adjacent property.
Where an indicator of impairment exists for an unproved property and it is determined that future appraisal drilling or development activities are unlikely to occur, an impairment expense is recorded. The impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (or asset group) exceeds its fair value.
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
Sand mining properties and other development/testing costs, which are referred to collectively as sand mining permits, include acquisition costs, and the cost of other development/testing work, all of which are capitalized. Depletion expense related to sand mining permits are recorded from the date the sand mining property is placed into service, based on units-of-production (as sand is extracted) and estimates of sand reserves. The impact of revisions to sand reserve estimates is recognized on a prospective basis.

An item of property, plant and equipment is derecognized upon disposal or when there is no future economic benefit to the Group. Gains and losses between the carrying amount and the disposal proceeds are taken to profit or loss.
Leases

As a Lessee
The Group accounts for leases under ASC 842, Leases. The Group determines if an arrangement is a lease at inception of the arrangement and if such lease will be classified as an operating lease or a finance lease. The Group’s leases represent its right to use an underlying asset for the lease term. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Group’s leases do not provide an implicit rate, the Group used a proxy for its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

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

As a Lessor

Sublease income is recognized on straight-line basis over the term of the sublease agreement and is recorded within “Other income (expenses), net” in the consolidated statements of operations and comprehensive loss.
Impairment of Long-lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the asset is then reduced to its estimated fair value, which is usually measured based on an estimate of future discounted cash flows.
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
Asset Retirement Obligation
The Group’s asset retirement obligation relates to the plugging, dismantling, removal, site reclamation and similar activities of its natural gas properties. The Group accrues the costs to dismantle and remove gas-related facilities upon exhaustion of reserves and related surface reclamation in accordance with ASC 410, Asset Retirement and Environmental Obligations. The Group recognizes the fair value of an asset retirement obligation as liabilities with an increase to the carrying amounts of the related long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded as a liability at its estimated present value of expected future net cash flows and is discounted using the Group’s credit adjusted risk-free rate. Over time, the liability is accreted to its present value, and the capitalized cost is depleted over the useful life of the related asset. Estimates are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements. Revisions to estimated asset retirement obligations will result in an adjustment to the related capitalized asset and corresponding liability. Upon settlement of the liability, the Group either settles the obligation for its recorded amount or incurs a gain or loss.
Employee Benefits
Short-term Employee Benefits
Liabilities for wages and salaries, including non-monetary benefits expected to be settled wholly within 12 months of the reporting date, are measured at the amounts expected to be paid when the liabilities are settled.
Compensated Absences
The Group provides annual leave and long service leave for its employees. These compensated absences are accounted for in accordance with ASC 710, Compensated Absences. The Group recognizes its liabilities for compensated absences depending on whether the obligation is attributable to employee services already rendered, rights to compensated absences vest or accumulate and payment is probable and estimable. The current and non-current compensated absences are included in “Accounts payable and accrued expenses” and “Other non-current liabilities,” respectively.
Defined Contribution Plans
Contributions to defined contribution superannuation plans for Australian employees and 401(K) plan for U.S. employees are expensed in the period in which they are incurred. The Group contributed $706,462 and $427,905 towards the superannuation plan during the years ended June 30, 2025 and 2024, respectively.
Stock-based Compensation
The Group applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and non-employees, including employee stock options, in the consolidated statements of operations and comprehensive loss. Stock-based compensation awards granted to employees are measured using the grant date fair value of the awards and the resulting expense is recognized over the period during which the employees are required to perform service in exchange for the awards.
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
Fair value on a Recurring Basis
There were no material financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2025 and 2024.
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
Items not Recorded at Fair Value
The carrying amounts reported on the consolidated balance sheet for cash and cash equivalents, restricted cash, trade and other receivables, prepaid expenses, other assets, accounts payable, accrued expenses and other current liabilities approximate their fair values.
Income Taxes
The Group accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax is charged or credited in consolidated statements of operations and comprehensive loss, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in consolidated statements of operations and comprehensive loss in the period that includes the enactment date.
Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination on the basis of the technical merits of the position. The amount recognized is the largest amount of tax benefit that is more than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
As of June 30, 2025 and 2024, the Group did not have any amounts recorded pertaining to uncertain tax positions. The Group did not have any interest or penalties related to income taxes for the years ended on June 30, 2025 and 2024.
Net Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to the owners of the Company by the weighted average number of common stock outstanding during the fiscal year, adjusted for bonus elements in common stock issued during the fiscal year (if any).
Diluted earnings (loss) per share adjusts the figures used in the determination of basic earnings (loss) per share to take into account the after-income tax effect of interest and other financing costs associated with dilutive potential common stock and the weighted average number of additional common stock that would have been outstanding assuming conversion of all dilutive potential common stock.
Diluted loss per share is same as basic loss per share due to the lack of dilutive items in the Group for the fiscal years ended June 30, 2025 and 2024.
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

Deferred Debt Issuance Costs
The Group presents unamortized deferred debt issuance costs related to the establishment of a Performance Bond Facility Agreement (the “Facility Agreement”) as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheets because the outstanding balance under this Facility Agreement may fluctuate as the Group borrows and repays the relevant amounts. The Group amortizes the deferred debt issuance costs over the remaining term of the Facility on a straight-line basis which is reported within “interest income, net” in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public business entities to provide detailed disclosures in the notes to financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Group is currently evaluating ASU 2024-03 and the impact it may have on the Group's consolidated financial statements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions, and it applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Group does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU require public business entities that disclose information on their reportable segments to provide additional information on their significant expense categories and “other segment items,” which represent the difference between segment revenue less significant segment expense and a segment’s measure of profit or loss. A description of “other segment items” is also required. Further, certain segment related disclosures that were limited to annual disclosure are now required at interim periods. Finally, public business entities are required to disclose the title and position of their Chief Operating Decision Maker (“CODM”) and explain how the CODM uses the reported measures of profit or loss to assess segment performance. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Group adopted the standard from the fiscal year started from July 1, 2024, with no material impact on the consolidated financial statements.
Note 3 – Variable Interest Entities
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

The Group is the sole manager of TB1, responsible for managing the day-to-day operations of TB1. The Group, as manager, also prepares the work plans and budget of TB1. As such the Group has the power to direct those activities which most significantly impact TB1’s economic performance and therefore is the primary beneficiary of TB1. As a result, the results of TB1 have been included in the accompanying consolidated financial statements. TB1 has no assets that are collateral for or restricted solely to settle its obligations. The creditors of TB1 do not have recourse to the Group’s general credit.
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
In 2022, Tamboran Resources Pty Ltd (formerly known as Tamboran Resources Limited) (“TR Ltd.”), a wholly owned subsidiary of the Company, made a loan to TR West for purposes of funding TR West’s acquisition of its interest in TB1. On November 9, 2022, TB1 completed the acquisition of a 77.5% share of Beetaloo Basin assets, EP 76, EP 98, and EP 117. The Company and DWE each beneficially own a 38.75% interest in the permits for the total undivided interest of 77.5%. Falcon Oil and Gas Australia Limited (“Falcon”) holds the remaining undivided interest of 22.5% in the Beetaloo Basin assets (collectively known as “Beetaloo Joint Venture”).

On March 4, 2024, Falcon, the owner of the remaining 22.5% interest in the Beetaloo assets Joint Venture, capped its participation to 5% in the Beetaloo Joint Venture’s second Shenandoah South well pad (“SS2”). On March 21, 2024, Tamboran B2 Pty Ltd (“TB1 Operator”) (a wholly owned subsidiary of TB1 in which the Company has a 50% interest) agreed to acquire Falcon’s interest, increasing TB1 Operator’s working interest to at least 95% in the wells drilled from the SS2 well pad.
Falcon has also elected not to participate in the current three well program and will reduce their working interest to nil on completion of the three wells.

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

◦pay DWE a cash amount of $7,500,000; or

◦issue CDIs to DWE with a value of $15,000,000, based on the volume weighted average price of CDIs traded on the ASX at the time during the 30 days on which sales in CDIs were recorded prior to December 31, 2024.
At the time of the IPO at NYSE, DWE agreed to waive the $7,500,000 payment obligation in respect of the Checkerboard Strategy in exchange for Tamboran’s issue to DWE, or its nominee, of 312,500 shares of common stock (calculated based on the obligation of $7,500,000 divided by the common stock price at the IPO of $24.00 per share), subject to shareholders' approval (Refer Note 8), which was granted in November 2024. The obligation to implement the Checkerboard Strategy does not cease with this issuance of shares.
On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale Agreement – Beetaloo Acreage Position (the “Asset Sale Agreement”) with Elliot Energy I Pty Ltd (“Elliot Energy”). Pursuant to the Asset Sale Agreement, DWE will acquire a non-operating and non-controlling interest within two areas of Tamboran's post-checkerboard acreage position for a consideration of $15,000,000. As of June 30, 2025, the sale of these licenses was pending subject to approval by the Company’s shareholders and the satisfaction of other customary closing conditions.
On May 12, 2025, the Company, TR West, TR Ltd., DWE and TB1 (collectively, the “parties”) entered into a second amended and restated joint venture and shareholders agreement (the “TB1 A&R JVSA”). The following summarizes the material changes in the Amended and Restated JVSA from the amended and restated joint venture and shareholders agreement filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024:
•The Company and DWE have signed a binding agreement to finalize the checkerboard of the joint acreage position across EPs 76, 98 and 117.
•In conjunction with the Checkerboard, the Company and DWE entered into the Asset Sale Agreement whereby DWE will acquire a non-operating and noncontrolling interest in 100,000 acres within two areas for a consideration of $15,000,000, or $150 per acre. The transaction is subject to regulatory approvals.
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
•The Company has engaged RBC Capital Markets to commence a formal farm-down of the Phase 2 Development Area. The formal process will commence on release of the IP30 flow test from the Shenandoah South 2H sidetrack (SS-2H-ST1) well, planned for June 2025. DWE will have participation rights to any transaction on the same terms.

•Ownership of the Pilot Area, the focus for initial gas production in the Northern Territory, remains unchanged (the Company 47.5% operator, DWE 47.5% and Falcon 5%).
•The Company will hold 77.5% operating interest in the EP 76, 98 and 117 acreage, with Falcon Oil & Gas (Australia) Limited holding the remaining 22.5% interest.

The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s consolidated balance sheet for the year ended June 30, 2025 and 2024:

	June 30,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$3,729,114	$1,488,541
Trade and other receivables:
Joint interest billing	8,191,016	10,298,322
Intercompany receivable	1,934,101	7,415,684
ATO receivable	722,332	615,480
Other receivables	113,382	—
Prepaid expenses and other current assets	—	1,476,094
Total current assets	14,689,945	21,294,121
Natural gas properties, successful efforts method:
Unproved properties	285,631,199	167,998,061
Assets under construction - natural gas equipment	—	7,542,064
Finance lease right-of-use assets	16,543,737	20,697,452
Prepaid expenses and other non-current assets	2,025,667	385,215
Total non-current assets	304,200,603	196,622,792
TOTAL ASSETS	$318,890,548	$217,916,913
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$12,507,267	$10,569,865
Current portion of finance lease obligations	15,306,802	12,767,400
Total current liabilities	27,814,069	23,337,265
Finance lease obligations	9,523,433	14,141,713
Asset retirement obligations	5,126,859	4,174,178
Loan from Group	163,016,319	113,096,572
Total non-current liabilities	177,666,611	131,412,463
TOTAL LIABILITIES	$205,480,680	$154,749,728

Tamboran SPCF Pty Ltd
In October 2024, the Company, through its wholly owned subsidiary Tamboran SPCF Pty Ltd (“TR SPCF”), entered into a Unit Holders and Shareholders Deed with Daly Waters Infrastructure, LP (“DWI”) for the establishment of a trust (“SPCF Sub Trust”) to be owned 50% / 50% by the Group and DWI to own the Sturt Plateau Compression Facility (“SPCF”). In determining the primary beneficiary of the SPCF Sub Trust, the Company considered those activities that most significantly impact the economic performance of the SPCF, including, for example, which entity serves as the manager, determination of the strategy and direction of the SPCF, and the power to create a budget.
The Group was appointed as manager of the SPCF Sub Trust responsible for managing the day-to-day operations of the SPCF. The Group, as manager, also prepares the work plans and budget of the SPCF Sub Trust. As such, the Group has the power to direct those activities that most significantly impact the SPCF’s economic performance and therefore is the primary beneficiary of the SPCF Sub Trust. As a result, the results of SPCF Sub Trust have been included in the accompanying consolidated financial statements. SPCF Sub Trust has no assets that are collateral for or restricted solely to settle its obligations. The creditors of SPCF Sub Trust do not have recourse to the Group’s general credit.
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

The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the Group’s consolidated balance sheet as of June 30, 2025:

June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,935,259
Trade and other receivables:
ATO receivable	122,952
Loan to Group	1,123,595
Total current assets	3,181,806
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	24,441,262
Total non-current assets	24,441,262
TOTAL ASSETS	$27,623,068
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$4,363,592
Advance received against joint interest billings	450,239
Intercompany payable	1,338,421
Total current liabilities	6,152,252
Asset retirement obligations	95,314
Total non-current liabilities	95,314
TOTAL LIABILITIES	$6,247,566

Note 4 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held the following unproved natural gas properties as of June 30, 2025 and 2024 amounting to $342,313,782 and $230,119,448, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the years ended June 30, 2025 and 2024, respectively. These assets will be reclassified to proven gas properties upon commencement of production and then subsequently depleted.
In October 2024, the Group lodged an amended income tax return for the year ended June 30, 2024 claiming eligible Research and Development expenditure for EP 136, which resulted in a cash refund of $6,168,698 in December 2024.
During the years ended June 30, 2025 and 2024, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
	EP 161	EP 136	EP 76, 98 & 117	Total
Balance as of July 1, 2023	$23,718,277	$50,799,090	$88,868,604	$163,385,971
Reclassification of environment security bond to other assets	—	(563,112)	—	(563,112)
Capital expenditure	—	616,440	51,303,075	51,919,515
Restoration assets	—	—	72,433	72,433
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	14,539,059	14,539,059
Effect of changes in foreign exchange rates	25,944	182,908	556,730	765,582
Balance as of June 30, 2024	23,744,221	51,035,326	155,339,901	230,119,448
Capital expenditure	1,180,592	314,586	101,440,779	102,935,957
Restoration assets	—	—	523,732	523,732
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	12,633,143	12,633,143
Research and development tax credit	—	(6,168,698)	—	(6,168,698)
Effect of changes in foreign exchange rates	166,402	301,637	1,802,161	2,270,200
Balance as of June 30, 2025	$25,091,215	$45,482,851	$271,739,716	$342,313,782

Assets Under Construction

In April 2024, the Group executed agreements for long lead items required for the Sturt Plateau Compression Facility SPCF in the Beetaloo Basin. These items included essential plant components comprising of two compressors and dehydration unit that would convert future raw gas to meet sales gas quality, subject to the terms of definitive development agreements. During the year ended June 30, 2025, the Group completed detailed design of the SPCF and received approval of the Environmental Management Plan (“EMP”), and the essential plant components were completed and are in process of being mobilized to site. The Group held total assets under construction related to the SPCF as of June 30, 2025 and 2024 of $24,441,262 and $7,542,064, respectively.

The 40 TJ/d (39 MMcf/d) SPCF is expected to be connected to the Amadeus Gas Pipeline (“AGP”) via the construction of the 35-kilometer Sturt Plateau Pipeline (“SPP”) subject to achieving project milestones.

Property, Plant and Equipment

The following table summarizes the carrying amounts of held property, plant and equipment, including leasehold improvements, as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Leasehold improvements - at cost	$535,276	$567,296
Sand Mining Permits	292,918	—
Total property, plant and equipment	828,194	567,296
Less: Accumulated depreciation	(520,455)	(465,052)
Total plant and equipment - net	$307,739	$102,244
Depreciation expense for property plant and equipment for the years ended June 30, 2025, and 2024 was $85,947 and $120,444, respectively.
Assets classified as held for sale
In October, 2024, the Group completed the disposal of rig 403 at a price of $8,500,000, on which the Group paid a sales commission of 6%. During the year ended June 30, 2025, the Group recognized a loss on assets held for sale of $376,000 to reduce the asset to the lower of its carrying amount and the fair value less costs to sell (determined based on the sales price above).
No other assets remain held for sale as of June 30, 2025.
Note 5 – Leases
The Group’s operating lease activities consist of leases for office premises.

Commencing May 24, 2025, the Group entered into a new lease agreement with Mackwell 33 Queen Pty Ltd ACN for their office premises in Brisbane, Australia. The term of the lease is five years.

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

On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea Petroleum”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract originally granted Tamboran the right to use the drilling rig from H&P over the non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to 270 days (the “Gap Period”). For each day of the original Gap Period consumed, and subsequent suspension periods negotiated, days are added to the fixed minimum term. As of June 30, 2025, the end date of the drilling contract for the current rig was extended through mid-April 2027. The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).

The present value of the minimum future obligations was calculated based on an interest rate of 12.76% p.a., which was recognized in finance lease liabilities in the consolidated balance sheet.

The following table presents the classification and location of the Group’s leases on the consolidated balance sheets:

	June 30,
	2025	2024
Right-of-use assets:
Operating lease right-of-use assets	$1,549,332	$962,052
Finance lease right-of-use asset	16,543,737	20,697,452
	18,093,069	21,659,504
Lease liabilities:
Current portion of operating lease obligations	391,157	397,999
Non-current portion of operating lease obligations	1,175,149	587,250
Current portion of finance lease obligation	15,306,802	12,767,400
Non-current portion of finance lease obligation	9,523,433	14,141,713
	$26,396,541	$27,894,362
The following table presents the components of the lease costs as of June 30, 2025 and 2024:

	For the years ended June 30,
	2025	2024
Operating leases:
Operating lease cost charged to profit and loss	$521,640	$497,734
Finance lease:
Interest on lease liability	3,019,718	3,132,380
Depreciation on right-of-use asset	9,613,425	11,406,679
Total finance lease cost	12,633,143	14,539,059
Less: Lease cost capitalized to unproved properties	(12,633,143)	(14,539,059)
Finance lease cost charged to profit and loss	$—	$—
The following table presents the cash flow information related to lease payments for the years ended June 30, 2025 and 2024:

	For the years ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$521,640	$497,734
Financing cash flows for finance leases	7,765,972	5,470,379
	$8,287,612	$5,968,113
The following table presents supplemental information for the Group’s non-cancellable leases for the years ended June 30, 2025 and 2024:

	For the years ended June 30,
	2025		2024
Operating leases:
Weighted-average remaining lease term	3.8		2.7
Weighted-average incremental borrowing rate	10.49%	%	10.46%
Finance lease:
Weighted-average remaining lease term	1.8		2.1
Weighted-average incremental borrowing rate	12.76%	%	13.45%

As of June 30, 2025, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows:

As of June 30, 2025	Operating leases	Finance leases
Fiscal year ending June 30, 2026	$536,865	$16,109,152
Fiscal year ending June 30, 2027	555,859	11,297,000
Fiscal year ending June 30, 2028	338,850	—
Thereafter	474,665	—
Total lease payments	1,906,239	27,406,152
Less: Imputed interest	(339,933)	(2,575,917)
Present value of lease liabilities[1]	$1,566,306	$24,830,235
1 Includes both current and long-term portion of the lease liabilities.

As a Lessor
On October 15, 2023, the Group entered into an agreement with a third party to sublease its former office premises in Manly, Australia (the “Manly Lease”). The commencement date of the sublease was October 1, 2023, with a lease term of 17 months. The Manly Lease, and sublease expired on March 10, 2025 with no renewal. Sublease income for the year ended June 30, 2025 and 2024, was $234,860 and $230,038, respectively, and is included within “Other income (expenses), net” on the Group’s consolidated statements of operations and comprehensive loss. There have been no indications of impairment related to the underlying right-of-use asset.
Note 6 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consists of the following:

	June 30,
	2025	2024
Accounts payable	$5,707,829	$6,619,320
Accrued payroll	5,076	13,216
Compensated absences	872,542	668,825
Defined contribution superannuation payable	576	8,164
Accrued capital expenditure	12,314,927	4,318,703
Accrued expenses	1,556,032	3,204,371
Total accounts payable and accrued expenses	$20,456,982	$14,832,599
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
The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for the year ended June 30, 2025.
The reconciliation of changes in asset retirement obligations is as follows:

	For the years ended June 30,
	2025	2024
Beginning asset retirement obligations	$8,140,992	$7,182,739
Liabilities incurred	523,732	72,433
Accretion expense	1,042,169	891,961
Effect of changes in foreign exchange rates	(57,731)	(6,141)
Long-term asset retirement obligations	$9,649,162	$8,140,992

Note 8 – Stockholders’ Equity

	2025 Common Stock	2024 Common Stock	2025 Amount	2024 Amount
Common stock issued and outstanding, par value	16,717,289	13,915,524	$16,717	$13,915
Movement in Common Stock

	Date	Tamboran Common Stock	Issue Price	Details	Net Proceeds
Balance as of July 1, 2023		7,080,054			$252,177,665
Capital raise	July and August 2023	1,503,309	$0.12	$36,151,220
Capital raise	December 2023	1,274,525	$0.11	27,660,258
Capital raise	January 2024	443,548	$0.11	9,328,083
Capital raise	June 2024	3,125,000	$24.00	75,000,000
Conversion of 5.5% Convertible Senior Note	June 2024	489,088	$24.00	11,738,112
Less: Transaction costs				(15,131,161)	144,746,512
Balance as of July 1, 2024		13,915,524			396,924,177
Capital raise	July 2024	308,750	$24.00	7,410,000
Issuance of common stock as Checkerboard fee	November 2024	312,500	$19.04	5,950,000
Capital raise	May 2025	2,180,515	$17.74	38,682,336
				52,042,336
Shares to be issued				5,722,374
Less: Transaction costs				(4,251,666)	53,513,044
Balance as of June 30, 2025		$16,717,289			$450,437,221
Holders of common stock of the Company are entitled to participate in any dividends declared and any proceeds attributable to common stockholders should the Company be wound up, in proportions that consider both the number of shares held and the extent to which those common stock are paid up. Holders of shares of the Company’s common stock are entitled to one vote for each share of record on all matters on which stockholders are entitled to vote generally. The holders of the CDIs are the beneficial owners of, and generally have the same voting, economic and other rights as holders of our common stock, although they are required to exercise those rights indirectly through a depositary who holds shares of common stock.
No dividends have been declared or paid by the Company through June 30, 2025 and 2024.

July 2024 Greenshoe Option
Subsequent to the IPO in June 2024, the underwriters exercised the greenshoe option granted to them to purchase additional shares of common stock of the Company. Under this option, underwriters purchased a total of 308,750 shares of common stock of the Company on July 30, 2024.
November 2024
At the time of the IPO, DWE agreed to waive the $7,500,000 payment obligation in respect of the Checkerboard Strategy provided that Tamboran issue to DWE, or its nominee, 312,500 shares of common stock. The number of shares to be issued to satisfy the obligation was calculated as $7,500,000 divided by the IPO share price of $24.00 The issuance of these shares in satisfaction of the obligation was subject to shareholder approval.
Shareholder approval took place at the Annual General Meeting on November 4, 2024, which was determined to be the grant date for the purpose of valuing the common stock. From the time of the IPO in June 2024 to shareholder approval in November 2024, the fair market value of the shares decreased from $24.00 to $19.04, while the number of shares to be issued remained the same. The issuance of these shares completed the satisfaction of the above obligation in respect of the Checkerboard Strategy (the “Checkerboard fee”) (Refer Note 3).

May 2025
On May 12, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”), pursuant to which, among other things, the Investors agreed to subscribe for and purchase from the Company, and the Company agreed to issue and sell to the Investors, an aggregate of 3,121,244 newly issued shares of the Company’s common stock, par value $0.001, for an aggregate purchase price of $55,370,869, on the terms and subject to the conditions set forth therein (the “Offering”). Of the Offering, $38,682,336 (“First Tranche”) was closed on May 16, 2025, with the issuance of 2,180,515 shares of common stock for $17.74 per share.

Common Stock to be Issued

Of the Offering, the closing of the remaining $16,688,532 (“Second Tranche”) is subject to approval by Tamboran’s shareholders and the satisfaction of other customary closing conditions. On May 16, 2025, the Company received $5,722,374 of gross proceeds in advance from certain investors in respect of Second Tranche, which is held as restricted cash until this issuance of shares is complete.

As of June 30, 2025 there were 940,729 shares of common stock to be issued in Second Tranche, pursuant to the Subscription Agreements for which the Company has received the Proceeds in advance.

As of June 30, 2025, the Company incurred $768,275 in deferred offering costs which is included in “Prepaid expenses and other assets” on the Group's Consolidated Statements of Cash Flows.
Note 9 – Stock-based Compensation
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

Total number of options issued and outstanding under the Equity Incentive Plan	Vesting condition	Exercise price and expiry date

10,734,584 options	Fully vested	A$0.32 per option expiring on May 20, 2026

7,416,667 options	Fully vested	A$0.2367 expiring on May 20, 2026

35,850,000 milestone options
(1)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$1.00 per share
(2)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$1.50 per share
(3)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$2.00 per share
(4)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$2.50 per share
A$0.40 per milestone option expiring on May 20, 2026 or, if the milestone options vest, the day that is 5 years after the date they vest as determined by the Board.
If there is any reconstruction of the issued shares of the Company, the rights of the optionholders may be varied to comply with the ASX Listing Rules which apply to the reconstruction at the time of the reconstruction. As a result of the reorganization of the Group referred to in Note 1, all previously issued options over shares in TR Ltd. became options over CDIs in the Company.

Each option entitles the optionholder the right to buy one CDI upon exercise of the option and is exercisable at any time on or prior to May 20, 2026. CDIs issued on exercise of the options will rank equally with the then CDIs of the Company. The options are not transferable.
The options may be exercised by notice in writing to the Company and payment of the relevant exercise price for each option being exercised. The Company will not apply to ASX for quotation of the options; however, it will apply to ASX for quotation of the CDIs issued upon the exercise of the options.
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

The following table summarizes CDI option activity for the years ended June 30, 2025 and 2024:

2025

Grant date	Expiry date	Exercise price	Balance at the start of the year	Granted	Exercised	Expired/ forfeited/ other	Balance at the end of the year
May 20, 2021	May 20, 2026	A$	0.2367	7,416,667	—	—	—	7,416,667
May 20, 2021	May 20, 2026	A$	0.3200	10,734,555	—	—	—	10,734,555
May 20, 2021	May 20, 2026	A$	0.4000	16,000,000	—	—	—	16,000,000
October 28, 2021	May 20, 2026	A$	0.4000	15,850,000	—	—	(500,000)	15,350,000
May 17, 2022	May 20, 2026	A$	0.4000	400,000	—	—	—	400,000
June 14, 2022	May 20, 2026	A$	0.4000	1,250,000	—	—	—	1,250,000
November 30, 2022	May 20, 2026	A$	0.4000	2,850,000	—	—	—	2,850,000
54,501,222	—	—	(500,000)	54,001,222
Weighted-average exercise price	A$	0.3620	A$	—	A$	—	A$	0.4000	A$	0.3617
2024

Grant date	Expiry date	Exercise price	Balance at the start of the year	Granted	Exercised	Expired/ forfeited/ other	Balance at the end of the year
May 20, 2021	May 20, 2026	A$	0.2367	7,416,667	—	—	—	7,416,667
May 20, 2021	May 20, 2026	A$	0.3200	10,734,584	—	(29)	—	10,734,555
May 20, 2021	May 20, 2026	A$	0.4000	16,000,000	—	—	—	16,000,000
October 28, 2021	May 20, 2026	A$	0.4000	18,850,000	—	—	(3,000,000)	15,850,000
May 17, 2022	May 20, 2026	A$	0.4000	400,000	—	—	—	400,000
June 14, 2022	May 20, 2026	A$	0.4000	1,250,000	—	—	—	1,250,000
November 30, 2022	May 20, 2026	A$	0.4000	2,850,000	—	—	—	2,850,000
57,501,251	—	(29)	(3,000,000)	54,501,222
Weighted-average exercise price	A$	0.3634	A$	—	A$	0.3200	A$	0.4000	A$	0.3620

The Company accelerated the recognition of the remaining expense for milestone options during the year ended June 30, 2025. The Group recognized $138,996 (inclusive of accelerated expense) and $555,525, as stock-based compensation expense related to milestone options for the years ended June 30, 2025 and June 30, 2024, respectively.

Set out below are the options exercisable at the end of the fiscal year:

		Number as of June 30,
Grant date	Expiry date	2025	2024
5/20/2021	5/20/2026	7,416,667	7,416,667
5/20/2021	5/20/2026	10,734,555	10,734,555
		18,151,222	18,151,222
The weighted average remaining contractual life of options outstanding based on an expiry date of May 20, 2026 as of June 30, 2025 and 2024, was 0.89 years and 1.89 years, respectively.
For the milestone options granted in prior periods, the Monte-Carlo valuation model inputs used to determine the fair value at the grant date, are as follows:

Grant date	Expiry date	CDI price at grant date		Exercise price		Expected volatility	Dividend yield	Risk-free interest rate	Fair value at grant date
October 28, 2021	May 20, 2026	A$	0.4000	A$	0.4000	65.0000%	—	1.4809%	A$	0.1815
October 28, 2021	May 20, 2026	A$	0.4000	A$	0.4000	65.0000%	—	1.4809%	A$	0.1630
October 28, 2021	May 20, 2026	A$	0.4000	A$	0.4000	65.0000%	—	1.4809%	A$	0.1381
October 28, 2021	May 20, 2026	A$	0.4000	A$	0.4000	65.0000%	—	1.4809%	A$	0.1188
May 17, 2022	May 20, 2026	A$	0.2800	A$	0.4000	70.0000%	—	3.1430%	A$	0.1050
May 17, 2022	May 20, 2026	A$	0.2800	A$	0.4000	70.0000%	—	3.1430%	A$	0.0861
May 17, 2022	May 20, 2026	A$	0.2800	A$	0.4000	70.0000%	—	3.1430%	A$	0.0700
May 17, 2022	May 20, 2026	A$	0.2800	A$	0.4000	70.0000%	—	3.1430%	A$	0.0577
June 14, 2022	May 20, 2026	A$	0.2300	A$	0.4000	70.0000%	—	3.7490%	A$	0.0807
June 14, 2022	May 20, 2026	A$	0.2300	A$	0.4000	70.0000%	—	3.7490%	A$	0.0651
June 14, 2022	May 20, 2026	A$	0.2300	A$	0.4000	70.0000%	—	3.7490%	A$	0.0528
June 14, 2022	May 20, 2026	A$	0.2300	A$	0.4000	70.0000%	—	3.7490%	A$	0.0432
November 30, 2022	May 20, 2026	A$	0.2600	A$	0.4000	70.0000%	—	3.1160%	A$	0.0871
November 30, 2022	May 20, 2026	A$	0.2600	A$	0.4000	70.0000%	—	3.1160%	A$	0.0677
November 30, 2022	May 20, 2026	A$	0.2600	A$	0.4000	70.0000%	—	3.1160%	A$	0.0529
November 30, 2022	May 20, 2026	A$	0.2600	A$	0.4000	70.0000%	—	3.1160%	A$	0.0419
Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Equity Award Plan (the “2024 Plan”). As of June 30, 2025, the maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
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
On August 6, 2024, the Company also granted 795,000 Restricted Stock Units (“IPO Awards”) to its employees in Australia and U.S. The IPO Awards granted to Australian employees entitle them to CDIs representing 620,000 shares of common stock. Similarly, the IPO Awards granted to U.S. employees entitle them to 175,000 shares of common stock. The IPO Awards will vest in the following three tranches:

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
The grant date fair value of the Tranche 3 RSUs was determined through the use of the Monte Carlo simulation method. This method requires the use of subjective assumptions such as the price and the expected volatility of the Company’s common stock and its self-determined peer group companies’ stock, risk free rate of return, and cross-correlations between the Company and its peer group companies. Expected volatilities for the Company and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk-free interest rate is based on the yield on U.S. Treasury Constant Maturity for a term consistent with the remaining performance period. The valuation model assumes dividends, if any, are immediately reinvested.
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
The RSUs are not transferable. There are no participation rights or entitlements inherent in the RSUs, and the participants will not be entitled to participate in new issues of capital offered to stockholders or holders of CDIs.
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
During the year ended June 30, 2025, 2,000 and 7,500 shares of the Company's common stock underlying Retention Awards, IPO Awards (Tranche 1, 2 and 3), respectively, were forfeited.

The following table presents the stock-based compensation costs recognized related to our RSUs for the year ended on June 30, 2025:

	Year ended June 30, 2025
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted-average remaining contractual term (in years)
IPO Awards (Tranche 1)	$2,673,562	$5,882,626	2.01
IPO Awards (Tranche 2)	663,601	1,441,493	2.01
IPO Awards (Tranche 3)	1,816,642	4,013,983	2.01
Retention Awards	658,639	327,903	0.50
Less: Forfeitures	(70,676)	—
Total cost incurred	$5,741,768	$11,666,005

Total stock compensation costs capitalized	$1,957,050
Total stock compensation costs expensed	3,784,718
Total cost incurred	$5,741,768

2025 Director Restricted Stock Units

On January 1, 2025, the Company granted 27,281 Director RSUs under the 2024 plan for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company’s common stock. These awards have a cliff-vesting period of one year. The fair value on grant date of the RSUs was $20.99 per unit. During the year ended June 30, 2025, 4,227 Director RSUs were forfeited for a departing director of the Company.

Additionally on May 16, 2025, in conjunction with the TB1 A&R JVSA, the Company granted 35,014 Director RSUs under the 2024 plan for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company's common stock. The awards vesting date is the earlier of the one year anniversary of the grant date and the date of the next annual shareholders' meeting occurring after the grant date, subject to continued service. The Company has used a vesting date approximating the next shareholders meeting, which is to take place in November 2025. The fair value on the grant date of these RSUs was $19.99 per unit.

As of June 30, 2025, 58,068 RSUs remained outstanding. The Company recognized $422,026 in stock-based compensation expense for all Director awards for the year ended June 30, 2025.
Note 10 – Income Taxes
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
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs

Act. Certain provisions are effective for the Group beginning in fiscal year 2026. The Group is currently evaluating the future impact of these tax law changes on its consolidated financial statements.
Significant components of deferred tax assets (liabilities) are as follows:

	June 30,
	2025	2024
Deferred tax assets:
Asset retirement obligations	$315,330	$267,588
Transaction costs arising on common stock issued	1,017,814	2,435,335
Tax losses carried forward	115,668,981	81,982,925
Leases	2,491,041	1,891,146
Employee benefits	278,991	225,430
Accrued expenses and liabilities	316,679	129,208
Other	242,528	—
Total deferred tax assets	120,331,364	86,931,633

Deferred tax liabilities:
Leases	—	—
Exploration assets	(80,595,515)	(59,761,789)
Other	(101,491)	—
Total deferred tax liabilities	(80,697,006)	(59,761,789)
Total net deferred tax assets	39,634,358	27,169,843
Less: Valuation allowance	(39,634,358)	(27,169,843)
Net deferred tax assets	$—	$—
The Australian statutory tax rate is 30%. The income tax provision differs from the amount of income tax determined by applying U.S. income tax rate of 21% to pretax income as follows:

	For the years ended June 30,
	2025	2024
Loss before income tax expense	$(39,623,177)	$(23,850,769)
Tax at the United States statutory rate of 21% (2024: 21%)	(8,320,867)	(5,008,661)
Permanent differences	1,205,382	173,863
Earnings in jurisdictions taxed at rates different from the statutory tax rate	(2,275,738)	(1,909,954)
Valuation allowance recognized	9,391,223	6,744,752
Income tax expense	$—	$—
The Group has no income tax expense due to operating losses incurred for the years ended June 30, 2025 and 2024. The Group has provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Group will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the statement of operations.
As of June 30, 2025, the Group had accumulated tax losses relating to a foreign tax jurisdiction in Australia of $109,242,871 and US net operating loss carry-forwards of $6,426,110. The losses are reflected at the relevant countries statutory corporate rate of 30% (Australia) and 21% (USA). The foreign tax losses carried forward, which have a valuation allowance against them, can be carried forward indefinitely subject to satisfying certain Australian legislative requirements. The Company’s net operating loss carry-forwards in the USA can be carried forward indefinitely.

Note 11 – Earnings (Loss) per Share
Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.
The computations for basic and diluted loss per share are as follows:

	For the years ended June 30,
	2025	2024
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(36,901,412)	$(21,918,471)
Denominator:
Weighted-average number of common stock outstanding, basic and diluted	14,661,192	9,450,244
Net loss per share, basic and diluted	$(2.517)	$(2.319)
The Company’s potentially dilutive shares, which include outstanding common stock options, have not been included in the computation of diluted net loss per share for the years ended June 30, 2025 and 2024 as the result would be anti-dilutive.
Note 12 – Commitments and Contingencies
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
Capital commitments

	June 30,
	2025	2024
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea Petroleum Pty Ltd	$23,115,097	$23,283,360
EP 161	2,301,646	2,649,600
Beetaloo Joint Venture	75,629,604	62,642,340
Midstream	9,055,759	1,971,843
Sweetpea Petroleum Pty Ltd
Sweetpea Petroleum’s minimum committed spend is $23,115,097, which is related to two licenses, EP 136 with total commitments of $13,974,276 and EP 143 with total commitments of $9,140,821.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13,974,276.
A variation application including suspension and extension of Term 2 to December 31, 2028 for EP 143 was submitted to DME in March 2025, and approved in May 2025. The total minimum work program commitments remain the same at $9,140,821, with activity and associated spend being transferred within the license term.

EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is $2,301,646 based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $75,629,604 related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $10,702,651, EP 98 of $53,332,414 and EP 117 of $11,594,539 as well as subsurface studies.
Midstream
Committed spend for the SPCF project as of June 30, 2025, was $9,055,759 which was related to the engineering, procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility and major equipment procurement.
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
Legal proceedings
The Group is a party to legal proceedings encountered in the ordinary course of its business. While the ultimate outcome and impact to the Group cannot be predicted with certainty, in the opinion of management, it is remote that these legal proceedings will have a material adverse impact on the Group’s financial condition, results of operations or cash flows.

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
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain Minimum Liquidity of A$20,000,000 and have a current ratio of at least

1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of June 30, 2025.
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
As of June 30, 2025, there was A$17,622,580 of letters of credit issued under the Facility Agreement. As of June 30, 2025 there was A$7,377,420 of unused credit under Facility A and A$10,000,000 of unused credit under Facility B and Facility C.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of June 30, 2025, total unamortized debt issuance costs were A$697,941. During the year ended June 30, 2025, the Group recorded A$168,469 as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost. As of June 30, 2025, Tamboran had drawn down A$14.4 million in bank guarantees related to the SPP. Pursuant to the Gas Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be released by APA once certain performance conditions are met and first gas has been delivered to the NT Government under the Gas Sales Agreement (“GSA”). APA may call on the bank guarantees if certain defaults under the DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the Facility Agreement with Macquarie.
Note 13 – Related Party Transactions
The Group had related party transactions with two shareholders identified as related parties, H&P and Mr. Bryan Sheffield (“Mr. Sheffield”). The transactions for the years ended June 30, 2025 and 2024 are as follows.
H&P
During the year ended June 30, 2023, the Group entered into a strategic alliance with H&P and secured a $15,000,000 equity investment from H&P (and as a consequence, John Bell Sr., a member of the H&P Executive Leadership Team (the “H&P appointee”) was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the Group’s development plans in the Beetaloo Basin through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.
On July 1, 2023, the Group entered into a lease with H&P for the use of the FlexRig® for a period of 25 months period (Refer Note 5). During the year ended June 30, 2025, the Group incurred cost of $13,895,871 relating to a combination of site mobilization, standby, drilling, labor and rig move costs, $1,691,653 of which remained invoiced and unpaid as of June 30, 2025.
Bryan Sheffield (“Mr. Sheffield”)
During the year ended June 30, 2025, the Group transacted with DWE and DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Sheffield serves as managing partner. Mr. Sheffield has been a shareholder in the Company since November 2021. Given the equity investments made by Mr. Sheffield in prior periods, an individual employed by Formentera Partners, LP, was appointed director of the Group in September 2023. Effective April 15, 2025, this individual resigned from the Group.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a 50/50 joint venture referred to as SPCF Sub Trust (Refer Note 3).

During the year ended June 30, 2025, DWE's share of expenditure for the Beetaloo Joint Venture for which contributions were due was $55,138,543. As of June 30, 2025, the Group had a joint interest billing receivable owing from DWE in the amount of $7,051,172.
During the year ended June 30, 2025, the Company issued 312,500 shares of common stock to DWE in satisfaction of the Group's obligation towards the Checkerboard fee (Refer Note 3 and Note 8).
During the year ended June 30, 2025, the SPCF assets were transferred from TB1 to the SPCF Sub Trust (Refer Note 3). Subsequent to the transfer, cash calls were issued to DWI.
During the year ended June 30, 2025, DWI's share of expenditure for SPCF for which contributions were due was $3,631,456. As of June 30, 2025, the Group had advances against joint interest billings owing to DWI in the amount of $450,239.
Note 14 – Subsequent Events

On July 22, 2025, the Company closed the Second Tranche of the Offering and issued 940,729 shares of common stock pursuant to Subscription Agreements for $17.74 per share. Total proceeds from the Second Tranche of the Offering were $16,688,532 out of which $5,722,374 was received in May 2025 (Refer Note 8). Additionally, on July 22, 2025, the Company issued 112,740 shares of Common Stock at a price of $17.74 per share to Macquarie Bank Limited as prepayment for certain fees that will become due under the Performance Bond Facility Agreement between Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and Macquarie Bank Limited, as lender, dated December 19, 2024.
On July 27, 2025, the Group entered into a Cooperation Agreement (the “Cooperation Agreement”) with Bryan Sheffield, Sheffield Holdings, LP and certain other affiliated entities party thereto (collectively, the “Sheffield Group”). In connection with the Cooperation Agreement, the Company agreed, among other things, to appoint (i) Scott D. Sheffield as a Class II director to the board of directors, effective immediately upon the execution of the Cooperation Agreement, with a term expiring at the Company’s 2025 annual meeting of stockholders and (ii) Phillip Z. Pace as a Class III director to the Board, effective upon the execution of the Cooperation Agreement with a term expiring at the Company’s 2026 annual meeting of stockholders. In connection with the Cooperation Agreement, the members of the Sheffield Group have agreed to abide by certain customary standstill restrictions and voting commitments that will remain effective from July 27, 2025 until the earlier of (i) the Company’s 2028 annual meeting of stockholders and (ii) December 31, 2028, unless earlier expired in accordance with the terms of the Cooperation Agreement.
On July 28, 2025, the employment of Joel Riddle, the former Chief Executive Officer and board member of the Company, was terminated and consequently Mr. Riddle resigned from the board. Additionally, the H&P appointee retired from the board effective upon the execution of the Cooperation Agreement (Refer Note 13). The board appointed Dick Stoneburner, Chairman of the board, as interim Chief Executive Officer. Mr. Stoneburner was an independent member of the board prior to the appointment and will continue to serve on the board.
On August 14, 2025, the lease of modular buildings and related equipment (“Stage 1 and 2 Hire Goods”) commenced pursuant to the Hire Terms and Conditions (the “Hire Conditions”) entered into with Northern Transportables Pty Ltd on June 9, 2025 to support the on-site operations. Pursuant to the Hire Conditions, Tamboran is required to pay A$223,826 per month for Stage 1 and 2 Hire Goods with a minimum hire period of 18 months. The Hire Conditions also provide an option for Tamboran to hire additional assets (“Stage 3 Hire Goods”) at a hire rate of A$395,536 per month for a minimum hire period of seven months.
On September 2, 2025, the Beetaloo Joint Venture received approval from the NT Government to sell appraisal gas from its exploration permits in the Beetaloo Basin under the Beneficial Use of Gas (“BUG”) legislation. This is the first approval granted by the NT Government through the new BUG legislation and follows the recent consent from Native Title Holders for the sale of up to 60 TJ per day from the Shenandoah South Pilot Project over a three-year period. The Beetaloo Joint Venture now holds all necessary approvals to sell gas from the Shenandoah South Pilot Project. The project aims to begin gas sales of up to 40 TJ per day under the NTGGSA commencing in mid-2026, subject to weather conditions.
Group has evaluated its subsequent events occurring after June 30, 2025, through September 25, 2025, which represents the date the audited financial statements were available to be issued. No further material subsequent events have been identified that would require disclosure in these audited financial statements.

Note 15 – Supplemental Oil and Gas Disclosures (unaudited)
The following information was prepared in accordance with the FASB’s Accounting Standards Update no. 2010-03, Extractive Activities – Oil and Gas (ASC 932). The supplementary information summarized below presents the results of natural gas and oil activities for the Group in accordance with the successful efforts method of accounting for production activities.
The Group’s oil and natural gas activities for fiscal years 2025 and 2024 were located solely in Australia.
Costs Incurred in Natural Gas Exploration and Development
Costs incurred in natural gas producing activities for the years ended on June 30, 2025 and 2024 were as follows:

	For the years ended June 30,
	2025	2024
Property acquisition costs:
Proved	$—	$—
Unproved	—	—
Exploration costs:
Geological and geophysical	4,111,793	2,161,424
Development costs	132,468,298	74,000,638
Total cost incurred	136,580,091	76,162,062
Asset retirement obligations	523,732	72,433
Total cost incurred	$137,103,823	$76,234,495
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
The table below sets forth capitalized costs, impairment, and depreciation, depletion and amortization relating to the Group’s oil and natural gas properties as of June 30, 2025 and 2024:

	June 30,
	2025	2024
Natural gas properties, successful efforts method:
Unproved properties	$342,313,782	$230,119,448
Accumulated impairment to unproved properties	—	—
Net unproved properties	$342,313,782	$230,119,448
Assets under construction- natural gas equipment	24,441,262	7,542,064
	$366,755,044	$237,661,512
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
Natural Gas Reserves
Proved reserves are estimated quantities of natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs using existing economic and operating conditions. Estimating natural gas reserves is complex and inexact because of the numerous uncertainties inherent in the process. The process of estimating proved reserves requires certain economic assumptions, including, but not limited to, natural gas prices, drilling, completion and operating costs and expenses, capital expenditures and taxes. The process relies on interpretations of available geological, geophysical, petrophysical, engineering and production data. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.
All of the Group’s exploration and evaluation projects are pending the determination of proven or probable reserves. As such, the estimates of Group’s total proved reserves were nil as of June 30, 2025 and 2024.