Form 10-Q
period 2025-09-30
Tamboran Resources Corp
filed 2025-11-13
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of
November 1, 2025 was 20,493,869.

Part I - Financial Information
Item 1.  Financial Statements.
The Condensed Consolidated Financial Statements of Tamboran Resources Corporation (“Tamboran” or the
“Company,” and together with its consolidated subsidiaries, the “Group”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated
Financial Statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on
Form 10-K for the year ended June 30, 2025. References to “dollars,” “$,” “U.S. dollars” and “US$” refer to United States dollars; and references to “Australian dollars” and “A$” refer to Australian dollars.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

		(Unaudited)
	Note	September 30, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents		$39,557	$39,439
Restricted cash		—	5,722
Trade and other receivables:
Joint interest billings		1,763	8,191
ATO receivable		1,687	1,219
Other receivables		757	222
Prepaid expenses and other current assets		2,696	1,903
Total current assets		46,460	56,696
Natural gas properties, successful efforts method:
Unproved properties	3	378,802	342,314
Assets under construction - natural gas equipment	3	34,868	24,441
Property, plant and equipment, net	3	348	308
Operating lease right-of-use assets	4	4,199	1,549
Finance lease right-of-use assets	4	14,144	16,544
Prepaid expenses and other non-current assets		5,344	4,610
Total non-current assets		437,705	389,766
TOTAL ASSETS		$484,164	$446,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$31,121	$20,457
Advance against joint interest billings	2	1,943	450
Current portion of operating lease obligations	4	2,472	391
Current portion of finance lease obligations	4	14,782	15,307
Total current liabilities		50,318	36,605
Operating lease obligations	4	1,795	1,175
Finance lease obligations	4	6,561	9,523
Asset retirement obligations	7	10,053	9,649
Other non-current liabilities		68	57
Total non-current liabilities		18,477	20,404
Total liabilities		68,796	57,009
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 authorized; 17,820,758 and 16,717,289 issued and outstanding at September 30, 2025 and June 30, 2025, respectively.		18	17
Additional paid-in capital		478,155	464,407
Accumulated other comprehensive loss		(7,560)	(9,421)
Accumulated deficit		(175,464)	(167,281)
Total Tamboran Resources Corporation stockholders’ equity		295,150	287,721
Noncontrolling interest		120,218	101,730
Total stockholders’ equity		415,368	389,451
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$484,164	$446,462
The accompanying notes are an integral part of these condensed financial statements. Certain amounts in the
Company's notes to consolidated financial statements may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)  (In thousands, except share and per share amounts)

		Three months ended September 30,
	Note	2025	2024
Revenue and other operating income		$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(1,994)	(2,219)
Consultancy, legal and professional fees		(1,822)	(1,680)
Depreciation and amortization		(2)	(31)
Loss on remeasurement of assets classified as held for sale	3	—	(376)
Accretion of asset retirement obligations	7	(289)	(258)
Exploration expense		(682)	(1,010)
Camp expense recoveries, net		(1,629)	—
LNG feasibility study expense		(191)	—
General and administrative		(1,598)	(1,405)
Total operating costs and expenses		(8,205)	(6,978)

Loss from operations		(8,205)	(6,978)
Other income (expense)
Interest income (expense), net		(305)	796
Foreign exchange gain (loss), net		(551)	(254)
Other income (expense), net		—	(320)
Total other income (expense)		(856)	222

Net loss		(9,061)	(6,756)
Less: Net loss attributable to noncontrolling interest		(879)	(861)
Net loss attributable to Tamboran Resources Corporation stockholders		$(8,182)	$(5,895)

Comprehensive income (loss)
Net loss		(9,061)	(6,756)
Other comprehensive income (loss)
Foreign currency translation		1,738	12,148
Total comprehensive income (loss)		(7,323)	5,392
Less: Total comprehensive income (loss) attributable to noncontrolling interest		(1,003)	566
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$(6,320)	$4,826

Net loss per common stock
Basic and diluted	11	$(0.467)	$(0.417)
Weighted average number of common stock outstanding
Basic and diluted	11	17,525,363	14,124,788
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2024	$14	$404,594	$(11,513)	$(130,380)	$262,715	$44,971	$307,686
Issuance of common stock under greenshoe option, net of issuance cost	—	6,931	—	—	6,931	—	6,931
Contributions from noncontrolling interest holders	—	—	—	—	—	5,903	5,903
Stock-based compensation	—	1,129	—	—	1,129	—	1,129
Foreign exchange translation	—	—	10,721	—	10,721	1,427	12,148
Net loss	—	—	—	(5,895)	(5,895)	(861)	(6,756)
Balance at September 30, 2024	$14	$412,654	$(792)	$(136,274)	$275,601	$51,439	$327,040
Balance at July 1, 2025	17	464,407	(9,421)	(167,281)	287,721	101,730	389,451
Issuance of common stock, net of issuance cost	1	13,127	—	—	13,128	—	13,128
Contributions from noncontrolling interest holders	—	—	—	—	—	19,490	19,490
Stock-based compensation	—	621	—	—	621	—	621
Foreign exchange translation	—	—	1,861	—	1,861	(124)	1,738
Net loss	—	—	—	(8,182)	(8,182)	(879)	(9,061)
Balance at September 30, 2025	$18	$478,155	$(7,560)	$(175,464)	$295,150	$120,218	$415,368
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Three months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,061)	$(6,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2	31
Stock-based compensation	215	1,129
Foreign exchange (gain) loss, net	551	254
Performance bonds Facility Fee	609	—
Loss on remeasurement of assets classified as held for sale	—	376
Accretion of asset retirement obligations	289	258
Changes in operating assets and liabilities:
Trade and other receivables	(4,528)	880
Prepaid expenses and other assets	(716)	(184)
Accounts payable and accrued expenses	(1,171)	(150)
Other non-current liabilities	11	8
Net cash used in operating activities	(13,799)	(4,154)
Cash flows from investing activities:
Payments for property, plant and equipment	(40)	—
Payments for exploration and evaluation	(19,860)	(12,227)
Payments for assets under construction	(7,586)	(2,669)
Payment of interest on finance lease liabilities	(948)	—
Advance received for sale of assets held for sale	—	400
Net cash used in investing activities	(28,434)	(14,496)
Cash flows from financing activities:
Proceeds from issue of common stock	10,966	—
Proceeds from issue of shares under greenshoe option	—	7,410
Contributions received from noncontrolling interest holders	28,994	11,454
Advance contributions received from noncontrolling interest holders	1,943	—
Common stock issue transaction costs	(619)	(2,120)
Payment of performance bond facility establishment fee	(271)	—
Repayment of lease liabilities	(3,076)	—
Net cash from financing activities	37,937	16,744
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,297)	(1,905)
Cash and cash equivalents and restricted cash at the beginning of period	45,161	74,746
Effects of exchange rate changes on cash and cash equivalents	(1,308)	1,201
Cash and cash equivalents and restricted cash at the end of period	$39,556	$74,042
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$9,872	$2,684
Asset retirement obligations	$(60)	$(326)
Stock-based compensation	$(621)	$(1,129)
Contribution receivable from noncontrolling interest holders	$(1,313)	$3,306
Operating lease right-of-use assets and lease liabilities	$(2,650)	$(57)
Interest accrued on finance lease liabilities	$(212)	$(796)
Finance lease right-of-use assets and lease liabilities	$(3,207)	$—
Non-cash finance lease costs capitalized to unproved properties	$2,533	$3,329
Non-cash equity issuance transactions	$3,176	$—
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Business and Basis of Preparation
General
Tamboran is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern
Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin
(“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of
September 30, 2025.
Going Concern and Management’s Liquidity Plan
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of September 30, 2025, the Group had:
•not generated revenues since inception, and will not generate earnings in the next 12 months sufficient to satisfy all liabilities in the ordinary and usual course of business;
•a working capital deficit of $3.9 million arising from an increase in trade payables and accruals as a result of increased drilling activity in the quarter, and the first draw down from the SPCF Debt Facility for recoupment of eligible past costs did not occur until October 2025;
•an accumulated deficit of $175.5 million since inception; and
•significant expenditures planned for natural gas properties in the next 12 months.
While these factors raise substantial doubt regarding the Group’s ability to continue as a going concern for the 12 months following the date these condensed consolidated financial statements were available for issuance, there have been milestones recently satisfied by the Company that indicate progress towards eliminating this substantial doubt in future periods. These include reaching Final Investment Decision (“FID”) for the Shenandoah South Pilot Project and the
completion of a public offering in October 2025, of which, net proceeds to the Company were $53.0 million.
The continuation of the Group as a going concern is dependent upon the ability of the Group to obtain necessary additional capital to fund ongoing exploration, appraisal and development projects and/or obtain gas producing properties to attain future profitable operations. No assurance can be given that the Group will be successful in these efforts in the future, however Management is actively pursuing several plans to mitigate this uncertainty, including:
•Assessment of farm-in partners;
•Continuation of SPCF construction during the wet season in the NT;
•Additional funding through a number of avenues, including the Share Purchase Plan (as defined below) and the PIPE (as defined below); and
•Research & Development tax incentives from Australian government bodies.
As a result, these condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and liabilities that might be necessary should the Group be unable to continue as a going concern.

Basis of Presentation of Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the
Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures and information required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements and notes therein should be read in conjunction with the financial statements and notes included in our consolidated financial statements for the year ended June 30, 2025 (“Group’s Annual Financial Statements”).
These condensed consolidated financial statements reflect all adjustments, in the opinion of management, which include normal and recurring adjustments necessary to fairly state the Group’s consolidated financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results for any other future annual or interim period. The June 30, 2025 condensed consolidated balance sheet was derived from the audited Group’s Annual Financial Statements but does not include all disclosures required by U.S. GAAP for annual financial statements.
In the current year, the Group changed the presentation of unaudited condensed consolidated financial statements to thousands and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts. Certain amounts in the Company's consolidated financial statements may not add up or recalculate due to rounding.
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
Natural Gas Properties
The Group’s operations are in the exploration and appraisal stage and have not yet realized any revenues from operations. The Group holds a number of exploration permits that are grouped into areas of interest according to geographical and geological attributes. Expenditure incurred in each area of interest is accounted for using the successful efforts method, as defined within ASC 932, Extractive Activities – Oil and Gas.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), a
final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and apply to all entities subject to income taxes. The new standard is effective for annual periods beginning after
December 15, 2024. The Group adopted ASU 2023-09 prospectively during the three months ended September 30, 2025.
The adoption did not have a material impact on the Group’s interim condensed consolidated financial statements but is expected to result in expanded annual income tax disclosures beginning with the Group’s Form 10-K for the fiscal year ending June 30, 2026.

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
The Group is the sole manager of TB1, responsible for managing the day-to-day operations of TB1. The Group, as manager, also prepares the work plans and budget of TB1. As such, the Group has the power to direct those activities which most significantly impact TB1’s economic performance and therefore is the primary beneficiary of TB1. As a result, the results of TB1 have been included in the accompanying condensed consolidated financial statements. TB1 has no assets that are collateral for or restricted solely to settle its obligations. The creditors of TB1 do not have recourse to the Group’s general credit.
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
◦pay DWE a cash amount of $7.5 million; or
◦issue CHESS Depository Interests (“CDIs”) to DWE with a value of $15 million, based on the volume weighted average price of CDIs traded on the Australian Stock Exchange (“ASX”) at the time during the
30 days on which sales in CDIs were recorded prior to December 31, 2024.
At the time of the IPO, DWE agreed to waive the $7.5 million payment obligation in respect of the Checkerboard
Strategy in exchange for Tamboran’s issue to DWE, or its nominee, of 312,500 shares of common stock (calculated based on the obligation of $7.5 million divided by the common stock price at the IPO of $24.00 per share), subject to shareholders' approval (Refer Note 7), which was granted in November 2024. The obligation to implement the
Checkerboard Strategy does not cease with this issuance of shares.
On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale
Agreement – Beetaloo Acreage Position (the “Asset Sale Agreement”) with Elliot Energy I Pty Ltd (“Elliot Energy”).
Pursuant to the Asset Sale Agreement, DWE will acquire a non-operating and non-controlling interest within two areas of
Tamboran's post-checkerboard acreage position for a consideration of $15 million. The transaction is subject to regulatory approvals and other conditions precedent. As of September 30, 2025, this transaction has not completed.
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
•The Checkerboarding Strategy is divided into three tranches:
◦In Tranche 1, Tamboran and Daly Waters must apply for retention licenses for both the North and South
First Strategic Development Areas (“FSDAs”) by mid-December 2025 (as extended). The North FSDA will remain with TB1, while the current plan for the South FSDA will be split equally (38.75% each)
between Tamboran and DWE, with DWE (or its nominee) acting as Operator. Both retention licenses must be granted and transferred by December 31, 2025. If either deadline is missed, subject to the terms and conditions in the TB1 A&R JVSA, DWE has the right to take over as Manager and/or acquire
Tamboran’s entire interest in the South FSDA for A$1.00. In a letter dated October 13, 2025, DWE extended the deadline for submitting the North and South FSDA RL from October 14, 2025 to December
14, 2025, as reflected above.
◦In Tranche 2, the parties must apply for retention licenses over the Dev A++ and Dev B areas by March
31, 2026, with the grants and transfers to be completed by September 30, 2026. After the retention licenses are granted, Tamboran will remain the operator of Dev A++, and DWE will become the operator of Dev B. If these deadlines are not met, DWE has the same rights as in Tranche 1: to replace the
Manager and/or acquire Tamboran’s interest.
◦Tranche 3 covers the remaining “Checkerboard” permit areas. Tamboran and DWE will take turns selecting paired blocks and applying for Retention or Production Licenses until all acreage is allocated.
Tamboran must select the Checker 10 area as its first choice.
•In the event that retention license conditions referred to above are not met and DWE elects to exercise its right to take over as Manager, the Group will lose the power to direct those activities which most significantly impact
TB1’s economic performance and therefore, will no longer be the primary beneficiary of TB1. Should this occur, the conditions required to continue consolidating TB1 would no longer be satisfied. The Group would be required to de-consolidate TB1 and recognize its remaining interest in TB1 as an equity accounted investment.
•In conjunction with the checkerboard, the Company and DWE entered into the Asset Sale Agreement whereby
DWE will acquire a non-operating and non-controlling interest in 100,000 acres within two areas for a consideration of $15.0 million, or $150 per acre. The transaction is subject to regulatory approvals and other conditions precedent.
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
•The Company has engaged RBC Capital Markets, LLC to commence a formal farm-down of the Phase 2
Development Area. As of September 30, 2025, the formal process has commenced and DWE will have participation rights to any transaction on the same terms.
•Ownership of the Pilot Area, the focus for initial gas production in the Northern Territory, remains unchanged (the
Company 47.5% operator, DWE 47.5% and Falcon 5%).
•The Company will hold 77.5% operating interest in the ex-EP 76, 98 and 117 acreage, with Falcon holding the remaining 22.5% interest.
The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$13,109	$3,729
Trade and other receivables:
Joint interest billing	1,763	8,191
Intercompany receivable	—	1,934
ATO receivable	1,118	722
Other receivable	179	113
Prepaid expenses and other current assets	205	—
Total current assets	16,374	14,690
Natural gas properties, successful efforts method:
Unproved properties	321,815	285,631
Operating lease right-of-use-assets	2,739	—
Finance lease right-of-use assets	14,144	16,544
Prepaid expenses and other non-current assets	2,081	2,026
Total non-current assets	340,779	304,201
TOTAL ASSETS	$357,153	$318,891

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$21,163	$12,507
Current portion of operating lease obligations	2,063	—
Current portion of finance lease obligations	14,782	15,307
Total current liabilities	38,008	27,814
Operating lease obligations	722	—
Finance lease obligations	6,561	9,523
Asset retirement obligations	5,370	5,127
Loan from Group	180,361	163,016
Total non-current liabilities	193,014	177,666
TOTAL LIABILITIES	$231,022	$205,480
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
The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the
Group’s condensed consolidated balance sheet as of September 30, 2025:

	September 30, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,940	$1,935
Trade and other receivables:
ATO receivable	262	123
Loan to Tamboran	—	1,124
Total current assets	6,202	3,182
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	34,868	24,441
Prepaid expenses and other non-current assets	716	—
Total non-current assets	35,584	24,441
TOTAL ASSETS	$41,786	$27,623

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$6,860	$4,364
Advance against joint interest billings	1,943	450
Intercompany Payable	2,207	1,338
Total current liabilities	11,010	6,152
Asset retirement obligations	98	95
Total non-current liabilities	98	95
TOTAL LIABILITIES	$11,108	$6,247
Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of September 30, 2025 and June 30, 2025 amounting to $378.8 million and $342.3 million, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the three months ended
September 30, 2025, and 2024. These assets will be reclassified to proven gas properties upon commencement of production and then subsequently depleted.

During the three months ended September 30, 2025 and September 30, 2024, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
(in thousands)	EP 161	EP 136	EP 76, 98 and 117	Total
Balance at July 1, 2025	$25,091	$45,483	$271,740	$342,314
Capital expenditure	274	33	31,264	31,571
Restoration assets	—	—	60	60
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	2,988	2,988
Disposal	—	(444)	—	(444)
Effect of changes in foreign exchange rates	137	379	1,797	2,313
Balance at September 30, 2025	$25,502	$45,451	$307,849	$378,802
On September 30, 2025, the Beetaloo Joint Venture made a FID for the Shenandoah South Pilot Project in EP 98 and
EP 117.
Property, Plant and Equipment
The Group held property, plant and equipment, including leasehold improvements, as of September 30, 2025 and
June 30, 2025, amounting to $0.3 million and $0.3 million, respectively.
Assets Under Construction
In April 2024, the Group began to execute agreements for long lead items required for the SPCF in the Beetaloo
Basin. These items included essential plant components comprising of two compressors and a dehydration unit that would convert future raw gas to sales gas quality, subject to the terms of definitive development agreements. As of September 30,
2025, the essential plant components were completed and have been delivered to site and construction of the facility has commenced. The Group held total assets under construction related to the SPCF as of September 30, 2025 and June 30,
2025 of $34.9 million and $24.4 million, respectively.
The 40 TJ/d (39 MMcf/d) SPCF is expected to be connected to the Amadeus Gas Pipeline (“AGP”) via the construction of the 35-kilometer Sturt Plateau Pipeline (“SPP”) subject to achieving project milestones.
Falcon Acquisition
On September 30, 2025, it was announced that, subject to the completion of the transaction, the Group would enter into an Arrangement Agreement in exchange for 6,537,503 shares of the Company's common stock and $22.7 million in cash, with Falcon Oil & Gas Australia Limited (“Falcon Australia”) to acquire (the “Falcon Acquisition”):
•98.1% ownership interest in Falcon Australia;
•100% ownership interest in TXM Oil and Gas Exploration Kft, Falcon Oil & Gas Ireland Limited, Falcon Oil & Gas
Ireland Limited, Falcon Oil & Gas Holdings Ireland Limited and Falcon Exploration and Production South Africa
(Pty) Ltd.
Upon completion of the Falcon Acquisition, the Group will also enter into consulting agreements with certain directors and officers of Falcon, pursuant to which the Group will issue to those directors and officers an aggregate of up to
369,084 share options with an exercise price of $21.94 per share.
The closing of the Falcon Acquisition is subject to approval by the Company’s shareholders and the satisfaction of other customary closing conditions.
Note 4 – Leases
As a Lessee
The Group’s operating lease activities consist of leases for office premises and modular buildings at the SPCF site.

Commencing on August 14, 2025, the Group entered into a new lease arrangement with Northern Transportables for the hire of modular buildings and related equipment (“Stage 1 and 2 Hire Goods”). The term of the lease arrangement is seventeen months, with an option to further renew the lease (as needed).
Commencing May 24, 2025, the Group entered into a new lease arrangement with Mackwell 33 Queen Pty Ltd for their office premises in Brisbane, Australia. The term of the lease is five years.
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
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the original Gap Period consumed, and subsequent suspension periods negotiated, additional days are added to the fixed minimum term. As of September 30, 2025, the end date of the drilling contract for the current rig is mid-April 2027. The drilling contract is recognized as a finance lease under ASC 842 (“H&P
Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 12.76% p.a., which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets (in thousands):

	September 30, 2025	June 30, 2025
Right-of-use assets:
Operating lease right-of-use assets	$4,199	$1,549
Finance lease right-of-use assets	14,144	16,544
	18,343	18,093

Lease liabilities:
Current portion of operating lease obligations	2,472	391
Non-current portion of operating lease obligations	1,795	1,175
Current portion of finance lease obligations	14,782	15,307
Non-current portion of finance lease obligations	6,561	9,523
	$25,610	$26,396

For the three months ended September 30, 2025, and 2024, the components of the lease costs were as follows (in thousands):

	Three months ended September 30,
	2025	2024
Operating leases:
Operating lease cost charged to profit and loss	$138	$157

Finance leases:
Interest on lease liabilities	668	796
Depreciation on right-of-use assets	2,321	2,533
Total finance lease cost	2,988	3,329
Less: Lease cost capitalized to unproved properties	(2,988)	(3,329)
Finance lease cost charged to profit and loss	$—	$—
The following table presents the cash flow information related to lease payments for the three months ended
September 30, 2025, and 2024 (in thousands):

	Three months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$138	$157
Financing cash flows for finance leases	3,076	—
	$3,215	$157
The following table presents supplemental information for the Group’s non-cancellable leases for the three months ended September 30, 2025, and 2024:

	Three months ended September 30,
	2025	2024
Operating leases:
Weighted-average remaining lease term	2.16	3.57
Weighted-average incremental borrowing rate	13.57%	13.50%
Finance leases:
Weighted-average remaining lease term	1.58	1.83
Weighted-average incremental borrowing rate	12.76%	13.45%
As of September 30, 2025, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows (in thousands):

As of September 30, 2025	Operating leases	Finance leases
Fiscal year ending June 30, 2026 (excluding three months period from July 1, 2025 to September 30, 2025)	$2,204	$11,954
Fiscal year ending June 30, 2027	1,844	11,297
Fiscal year ending June 30, 2028	341	—
Thereafter	477	—
Total lease payments	4,866	23,251
Less: Imputed interest	(599)	(1,908)
Present value of lease liabilities[1]	$4,267	$21,343
1 Includes both current and long-term portion of the lease liabilities.

Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following (in thousands):

	September 30, 2025	June 30, 2025
Accounts payable	$4,493	$5,708
Accrued payroll	533	5
Compensated absences	759	873
Defined contribution superannuation payable	—	1
Accrued capital expenditure	24,794	12,315
Accrued expenses	542	1,556
Total accounts payable and accrued expenses	$31,121	$20,457
Note 6 - Debt
On September 29, 2025, the Group through its subsidiaries, SPCF Financing Pty Ltd, as Borrower (“SPCF
Financing”), Sturt Plateau Compression Facility Sub Pty Ltd, in its personal capacity and in its capacity as trustee for the
Sturt Plateau Compression Facility Sub Trust, and Sturt Plateau Compression Facility Mid Pty Ltd, in its personal capacity and in its capacity trustee for the Sturt Plateau Compression Facility Mid Trust (together with SPCF Financing, the
“Obligors”), have entered into a syndicated facility agreement (the “Syndicated Facility Agreement”) with, among others,
Macquarie Bank Limited and Evolution Trustees Limited as trustee for the Alpha Wave Credit (Australia) Trust as original lenders (the “Lenders”).
Pursuant to the terms and conditions of the Syndicated Facility Agreement, the Lenders agreed to extend term loans to the Group in an aggregate principal amount of up to A$179.8 million (the “Syndicated Facility”), comprised of (i)
Tranche 1A in an amount equal to A$75.0 million (“Tranche 1A”), (ii) Tranche B in an amount equal to A$14.9 million
(“Tranche 1B”) and (iii) Tranche 2 in an amount equal to A$89.9 million (“Tranche 2”). The Syndicated Facility remained available for funding as of September 30, 2025, which was available at the Group's election. The Syndicated Facility
Agreement is secured by the following guarantees:
•a guarantee given by the Northern Territory Government, up to A$75.0 million, in respect of Tranche 1A and Tranche
1B (the “Tranche 1 Guarantee”). The Tranche 1 Guarantee will be released upon certain conditions being met relating to the completion of the SPCF and production of commercial volumes of gas (such date, the “Tranche 1 Guarantee
Release Date”);
•a guarantee given by the Company and its wholly-owned subsidiaries, Tamboran (West) Pty Limited and Tamboran
Resources Pty Ltd in respect of Tranche 1A and Tranche 1B (the “Deed of Guarantee”); and
•a guarantee given by Formentera Australia Fund 1, LP and certain of its affiliates, related parties of the Group in respect of Tranche 2.
pursuant to which each relevant entity agrees, among other things, to unconditionally guarantee, in full, the repayment obligations of the Obligors in respect of Tranche 1A, Tranche 1B and/or Tranche 2 (as applicable).
In consideration for providing the Tranche 1 Guarantee, SPCF Financing agrees to pay the Northern Territory
Government a guarantee fee of 4% per annum on the lesser of (a) the Guarantee Limit, and (b) the daily balance of the principal outstanding under Tranche 1A and Tranche 1B (the “Guarantee Fee”). The Guarantee Fee is only payable on the termination of the gas sales agreement, payment by the Northern Territory Government under the Tranche 1 Guarantee or the purchase by the Northern Territory Government from the Lenders of all amounts outstanding under Tranche 1A and
Tranche 1B.
Any outstanding principal on the Syndicated Facility will accrue interest at a rate equal Australian Bank Bill Swap
Rate and a margin. Prior to the Tranche 1 Guarantee Release Date, the margin for Tranche 1 is 8%, and the margin for
Tranche 2 is 12%. Following the Tranche 1 Guarantee Release Date, the margin for all the Tranches is 8%. Interest payments are payable quarterly following the funding of a Syndicated Facility Tranches. The Syndicated Facility will terminate four years after financial close under the Syndicated Facility Agreement and all the principal payments on the outstanding balance of Syndicated Facility Tranches will be paid at that date.

The Syndicated Facility may be prepaid early in accordance with the terms of the Syndicated Facility Agreement, subject to an agreed prepayment premium. If prepayment occurs within the first 12 months after the date of the first utilization, the prepayment premium is 3% of the amount being prepaid. If prepayment occurs within 12 – 18 months after first utilization, the prepayment premium is 2% of the amount being prepaid. If prepayment occurs within 18 – 24 months after first utilization, the prepayment premium is 1% of the amount being prepaid. After 24 months after first utilization, no prepayment premium applies.
The Syndicated Facility Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, non-compliance, change of Obligor ownership, events which have a material adverse effect and the occurrence of certain bankruptcy or insolvency events. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Loan Agreement. As of
September 30, 2025 no borrowings had been drawn under the Syndicated Facility Agreement.
Note 7 – Asset Retirement Obligations
The Group recognizes the liability for an asset retirement obligation at the estimated fair value in the period in which the obligation originates. Fair value is estimated using the present value technique (level 2) based on a number of observable inputs including estimates and assumptions such as future retirement costs, future inflation rates and the
Group’s credit-adjusted risk-free interest rate.
The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for three months ended
September 30, 2025.
The reconciliation of changes in asset retirement obligations for the three months ended September 30, 2025, is as follows (in thousands):

Three months ended, September 2025
Beginning asset retirement obligations	$9,649
Liabilities incurred	60
Accretion expense	289
Effect of changes in foreign exchange rates	55
Long-term asset retirement obligations	$10,053
Note 8 – Stockholders’ Equity
Movement in Common Stock

(in thousands, except share numbers and per share amount	Date	Tamboran common stock	Fair Market Value at time of Issuance	Details	Net proceeds
Balance at July 1, 2025		16,717,289			$450,437
Issuance of common stock pursuant to Subscription Agreement	July 2025	940,729	$17.74	$10,966
Issuance of common stock as prepayment of Facility Fee	July 2025	112,740	$19.41	$2,188
Issuance of common stock as termination payment	September 2025	50,000	$19.75	$988
Less: Transaction costs		—		$(1,014)	13,128
Balance at September 30, 2025		17,820,758			$463,565
July 2025 Issuance of common stock pursuant to Subscription Agreement
On July 23, 2025, the Company issued 940,729 shares of common stock pursuant to subscription agreements entered into on May 12, 2025, for $17.74 per share. Total proceeds from this issuance was $16.7 million out of which $5.7 million was received in May 2025. The Company incurred $1.4 million in transaction expenses related to this issuance, out of which $0.4 million was incurred and recognized during the fiscal year ended June 30, 2025.

July 2025 Issuance of common stock as prepayment of facility fee
On July 23, 2025, the Company issued 112,740 shares of Common Stock at a price of $19.41 per share to Macquarie
Bank Limited as prepayment of facility fees that will become due over the term of the Facility under the Performance Bond
Facility Agreement between Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and
Macquarie Bank Limited, as lender, dated December 19, 2024 (Refer Note 12).
September July 2025 Issuance of common stock as termination payment
On July 28, 2025, the employment of Joel Riddle, the former Chief Executive Officer and board member of the
Company, was terminated and consequently Mr. Riddle resigned from the board. The Company issued 50,000 shares of common stock at a price of $19.75 per share to Mr. Riddle as a part of his termination payment package.
Note 9 – Stock-Based Compensation
Milestone Options
During the three months ended September 30, 2025, the Group did not grant any new milestone options to its employees and 12,900,000 milestone options were forfeited.
As a result of the forfeitures during the period, there was a reversal of $1.0 million of previously recorded expense during the three months ended September 30, 2025. The Company accelerated the recognition of the remaining expense for milestone options during the fiscal year ended June 30, 2025 and the Group recognized $0.1 million as stock-based compensation expense related to milestone options for the three months ended September 30, 2024.
Employee Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Incentive Award Plan (the “2024 Plan”). As of September 30, 2025,
the maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
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
On August 6, 2024, the Company granted 47,400 Restricted Stock Units (“Retention Awards”) to its employees in
Australia and U.S. The Retention Awards granted to Australian employees entitle them to CDIs representing 39,250 shares of common stock (each CDI represents 1/200th of a share of common stock). Similarly, the Retention Awards granted to
U.S. employees entitle them to 8,150 shares of common stock. The vesting conditions state that all Retention Awards will vest in full on December 31, 2025, provided the employees remain in service as of the vesting date. The fair value at grant date of the Retention Awards was $21.73 per common stock and $0.109 per CDI.
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
The following table presents the stock-based compensation costs recognized related to our RSUs for the three months ended September 30, 2025 (in thousands, expect remaining contractual term):

	Three months ended September 30, 2025
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$560	$3,798	1.76
IPO Awards (Tranche 2)	185	1,244	1.76
IPO Awards (Tranche 3)	339	2,308	1.76
Retention Awards - Granted FY25	199	178	0.25
Retention Awards - Granted FY26	42	456	2.76
Less: Forfeitures	(1,354)	—
Total Cost Incurred	$(28)	$7,984

Total Stock Compensation Costs Capitalized	$579
Total Stock Compensation Costs Expensed	(607)
Total Cost Incurred	$(28)
On July 3, 2025, the Company granted 25,000 common stock equivalent RSUs (“Retention Awards - Granted
FY26”) to employees in Australia. The Retention Awards granted to Australian employees entitle them to CDIs. The vesting conditions state that all Retention Awards will vest in full on July 3, 2028, provided the employee remain in service as of the vesting date. The fair value at grant date of the Retention Awards was $19.94 per common stock and $0.100 per
CDI.
2025 Director Restricted Stock Units
On January 1, 2025, the Company granted 27,281 Director RSUs for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company’s common stock. These awards have a cliff-vesting period of one year. The fair value on grant date of the RSUs was $20.99 per unit.
Additionally on May 16, 2025, in conjunction with the TB1 A&R JVSA, the Company granted 35,014 Director
RSUs under the 2024 plan for which each awarded RSU represented an unfunded, unsecured right to receive a share of the
Company’s common stock. The awards vesting date is the earlier of the one year anniversary of the grant date and the date of the next annual shareholders' meeting occurring after the grant date, subject to continued service. The Company has used a vesting date approximating the next shareholders meeting, which is to take place in December 2025. The fair value on the grant date of these RSUs was $19.99 per unit.
All Director RSUs remained outstanding as of September 30, 2025. The Company recognized $0.4 million in stock-
based compensation expense related to these Director awards for the three months ended September 30, 2025.
Note 10 – Income Taxes
The effective tax rates for the three months ended September 30, 2025, and 2024 were nil. The Group’s effective tax rate differed from the applicable statutory income tax rate due to operating losses incurred for the three months ended
September 30, 2025, and 2024. The Group has accumulated losses for tax purposes as of September 30, 2025, in the amount of $466.3 million, which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs
Act. Certain provisions of the OBBBA are effective for the Group beginning in fiscal year 2026. The OBBBA did not have any impact on the Group's interim financial statements for the three months ended September 30, 2025 and is not expected to have an impact on Groups annual financial statements for the year ending on June 30, 2026. For additional information regarding the Group's income tax matters, refer to the section entitled “Income Taxes” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
As of September 30, 2025, and June 30, 2025, the Group did not have any uncertain tax positions.
Note 11 – Loss Per Share
Basic net loss per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.
The computations for basic and diluted loss per share are as follows (in thousands, except shares and per share amounts):

	Three months ended September 30,
	2025	2024
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(8,182)	$(5,895)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	17,525,363	14,124,788
Net loss per share, basic and diluted	$(0.467)	$(0.417)
The Company’s potentially dilutive shares, which include outstanding milestone options and RSUs, have not been included in the computation of diluted net loss per share for the three months ended September 30, 2025, and 2024 as the result would be anti-dilutive.

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
Capital Commitments

(in thousands)	September 30, 2025	June 30, 2025
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$23,074	$23,115
EP 161	2,314	2,302
Beetaloo Joint Venture	75,779	75,630
Midstream	$11,960	$9,056
Sweetpea
Sweetpea’s committed spend as of September 30, 2025, was $23.1 million, which was related to two licenses, EP
136 with total commitments of $13.9 million and EP 143 with total commitments of $9.2 million.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13.9 million.
A variation application for EP 143 was submitted to DME in August 2024 and approved in October 2024. The total minimum work program commitments remain the same at $9.2 million with activity and associated spend being transferred within the license term.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is expected to be $2.3 million based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $75.8 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.6 million, EP 98 of $53.6 million and EP 117 of $11.5 million.
Midstream
Committed spend for the SPCF project as of September 30, 2025, was $12.0 million which was related to the remaining procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility.
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
On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly-owned subsidiary of the Company, as obligors, and Macquarie Bank Limited (“Macquarie”), as lender. The
Facility Agreement provides TR West with A$25.0 million in availability (“Facility A”) for letters of credit and bank guarantees (“performance bonds”), and includes two potential additional performance bond facilities, each in the amount of
A$5.0 million (“Facility B” and “Facility C,” respectively, and collectively, the “Facilities”). Availability under the Facility
B and Facility C is subject, among other conditions, to the Company raising additional capital in the amounts of at least
A$62.5 million and A$75.0 million, respectively, which occurred in July 2025 following completion of that equity raise.
Accordingly, the full A$35.0 million is currently available. All Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain Minimum Liquidity of A$20.0 million and have a current ratio of at least 1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of September 30, 2025.
In relation to Facility A, the Group incurred an establishment fee of A$0.5 million. The outstanding letters of credit and bank guarantees under the Facilities are subject to a drawdown fee of 10% per annum, payable quarterly in arrears. The
Group is also required to pay a commitment fee of 4% per annum, payable quarterly in arrears, on the average monthly unused amount of the Facilities. If the borrower fails to pay any amount payable under the Facility Agreement by the due date, interest accrues on the overdue amount at a rate of 12% per annum, payable quarterly in arrears.
As of September 30, 2025, there was A$23.3 million of letters of credits issued under the Facility Agreement. As of
September 30, 2025 there was A$1.7 million of unused credit under Facility A and A$10.0 million of unused credit under
Facility B and Facility C.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of September 30, 2025, total unamortized debt issuance costs were A$0.6 million. During the three months ended September 30, 2025, the Group recorded A$0.1 million, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost. As of

September 30, 2025, Tamboran had drawn down A$18.6 million in bank guarantees related to the SPP. Pursuant to the Gas
Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be reduced or released by APA once certain performance conditions are met related to well flow test performance and first gas has been delivered to the NT
Government under the Gas Sales Agreement (“GSA”). APA may call on the bank guarantees if certain defaults under the
DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the Facility Agreement with Macquarie.
Note 13 – Related Party Transactions
The Group transacts with two shareholders identified as related parties, H&P and Mr. Bryan Sheffield (“Mr.
Sheffield”). The transactions during the three months ended September 30, 2025 are as follows.
H&P
During the year ended June 30, 2023, the Group entered into a strategic alliance with H&P and secured a $15.0 million equity investment from H&P (and as a consequence, John Bell, a member of the H&P Executive Leadership Team
(the “H&P appointee”) was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the
Group’s development plans in the Beetaloo Basin through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.
On July 1, 2023, the lease commenced with H&P for the use of the FlexRig® for a 25-month period (Refer Note 4).
During the three months ended September 30, 2025, the Group incurred cost of $3.0 million relating to a combination of drilling, labor and rig move costs, $1.2 million of which remained invoiced and unpaid as of September 30, 2025. During the three months ended September 30, 2025 John Bell resigned from his position as a director of the Group.
Mr. Sheffield
During the three months ended September 30, 2025, the Group transacted with DWE and DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which
Mr. Sheffield serves as managing partner. Mr. Sheffield has been a shareholder in the Company since November 2021.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a
50/50 joint venture referred to as SPCF Sub Trust (Refer Note 2).
During the three months ended September 30, 2025, DWE's share of expenditure for the Beetaloo Joint Venture for which contributions were due was $14.8 million. As of September 30, 2025, the Group had a joint interest billing receivable owing from DWE in the amount of $1.4 million.
During the three months ended September 30, 2025, DWI's share of expenditure for SPCF for which contributions were due was $8.5 million. As of September 30, 2025, the Group had advances against joint interest billings owing to DWI in the amount of $1.9 million.
Note 14 – Subsequent Events
Public Offering
On October 24, 2025, Tamboran closed a public offering under which it issued and sold 2,673,111 shares of common stock at a price to the public of $21.00 per share (the “Public Offering”) resulting in gross proceeds of $56.1 million and net proceeds to us of $53.0 million, after deducting the underwriting discount. RBC Capital Markets, LLC and Wells Fargo
Securities, LLC acted as representatives of the several underwriters of the Public Offering.
The net proceeds of the Public Offering will be used to fund the Group's development plan, working capital, and other general corporate purposes.
Share Purchase Plan
On October 30, 2025, the Company opened a Share Purchase Plan (the “Share Purchase Plan”) for eligible securityholders to apply and purchase new CDI's in the Company up to A$30,000 per securityholder. The SSP is expected to close on November 20, 2025. The Group is targeting a raise up to A$46.0 million, with some capacity for oversubscriptions. The net proceeds of the Share Purchase Plan will be used to fund the Group's development plan, working capital, and other general corporate purposes.
Subscription Agreements
On October 24, 2025, Tamboran entered into subscription agreements (the “Subscription Agreements”) with certain investors, including Bryan Sheffield, our largest shareholder, Scott Sheffield, our director, and certain of our employees, officers and other directors (the “PIPE Investors”), pursuant to which the Company expects to sell to the PIPE Investors up to $32.0 million worth of shares of common stock, at a price of $21.00 per share, on the terms and subject to the conditions set forth therein (the “PIPE”). The closing of the PIPE is subject to approval by the Company’s shareholders and the satisfaction of other customary closing conditions.
Interim CEO Compensation
In connection with Mr. Stoneburner’s appointment as Interim Chief Executive Officer, on October 15, 2025, the
Company entered into a letter agreement, effective as of July 27, 2025, with Mr. Stoneburner (the “Letter Agreement”).
The Letter Agreement provides for a six-month term (or if earlier, the date the Company hires a replacement Chief
Executive Officer). Mr. Stoneburner shall continue to serve as Chairman of the Board during the term of his service as
Interim Chief Executive Officer.
DWE Commercial Agreements
On October 23, 2025, TR (West) entered into an updated commercial arrangement with DWE regarding the Phase 2
Development Area and related working interests. The following summarizes the material terms of this arrangement:
•The Phase 2 Development Area was increased from 406,693 gross acres to approximately 500,000 gross acres.
•Current Working Interests will be adjusted to TR (West) – 44.897%, DWE – 32.603%, and Falcon – 22.50%.
•Subject to execution of definitive agreements and completion of Tamboran’s proposed acquisition of Falcon, the revised working interests will be TR (West) (Operator) – 77.5%, and DWE – 22.5%.
•TR (West) will hold rights requiring DWE to participate proportionately in any sale of Tamboran’s interest in the
Phase 2 Development Area, limited to 50% of DWE's working interest.
The Group has evaluated its subsequent events occurring after September 30, 2025, through November 13, 2025, which represents the date these condensed consolidated financial statements were available to be issued. No further subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.

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
It is possible that the future financial performance of Tamboran Resources Corporation (the “Company”) may differ from expectations due to a variety of factors, including but not limited to: our early stage of development with no material revenue expected until 2026 and our limited operating history; the substantial additional capital required for our business plan, which we may be unable to raise on acceptable terms; risks related to the Falcon Acquisition, including the risk that we may fail to realize the expected benefits of the Falcon Acquisition; our strategy to deliver natural gas to the Australian
East Coast and select Asian markets being contingent upon constructing additional pipeline capacity, which may not be secured; the absence of proved reserves and the risk that our drilling may not yield natural gas in commercial quantities or quality; the speculative nature of drilling activities, which involve significant costs and may not result in discoveries or additions to our future production or reserves; the challenges associated with importing U.S. practices and technology to the Northern Territory, which could affect our operations and growth due to limited local experience; the critical need for timely access to appropriate equipment and infrastructure, which may impact our market access and business plan execution; the operational complexities and inherent risks of drilling, completions, workover, and hydraulic fracturing operations that could adversely affect our business; the volatility of natural gas prices and its potential adverse effect on our financial condition and operations; the risks of construction delays, cost overruns, and negative effects on our financial and operational performance associated with midstream projects; the potential fundamental impact on our business if our assessments of the Beetaloo are materially inaccurate; the concentration of all our assets and operations in the Beetaloo, making us susceptible to region-specific risks; our inability to make accretive acquisitions or successfully integrate acquired businesses or assets, including in connection with the Falcon Acquisition; the substantial doubt raised by our recurring operational losses, negative cash flows, and cumulative net losses about our ability to continue as a going concern; complex laws and regulations that could affect our operational costs and feasibility or lead to significant liabilities; community opposition that could result in costly delays and impede our ability to obtain necessary government approvals; exploration and development activities in the Beetaloo that may lead to legal disputes, operational disruptions, and reputational damage due to native title and heritage issues; the requirement to produce natural gas on a Scope 1 net zero basis upon commencement of commercial production, with internal goals for operational net zero, which may increase our production costs; the increased attention to environmental, social and governance (“ESG”) matters and environmental conservation measures that could adversely impact our business operations; risks related to our corporate structure; risks related to our common stock and CDIs; and the other risk factors discussed in the this report and the Company’s filings with the Securities and Exchange Commission (the “SEC”).
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
Additionally, certain forward-looking and other statements in this report or at other locations, such as the Company’s corporate website, regarding ESG matters are informed by various ESG standards and frameworks (which may include standards for the measurement of underlying data) and the interests of various stakeholders. Accordingly, such information may not be and should not be interpreted as necessarily being “material” under the federal securities laws for SEC reporting purposes, even if the Company uses the word “material” or “materiality” in such discussions. ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and the Company’s approach to and discussion of these matters may continue to evolve as well. For example, the
Company’s disclosures may change due to revisions in framework requirements, availability of information, changes in its business or applicable governmental policies, or other factors, some of which may be beyond its control.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements, the accompanying notes to the condensed consolidated financial statements and other financial information included in this report and in our Annual Report on Form 10-K for the year ended June 30,
2025. For further information on items that could impact our financial condition and operating performance, see the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and “Cautionary Note
Regarding Forward-Looking Statements” in this report.
The following tables present selected financial information for the periods presented (dollar amounts in thousands):

	Three months ended September 30,
	2025	2024

Revenue and other operating income	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(1,994)	(2,219)
Consultancy, legal and professional fees	(1,822)	(1,680)
Depreciation and amortization	(2)	(31)
Loss on remeasurement of assets classified as held for sale	—	(376)
Accretion of asset retirement obligations	(289)	(258)
Exploration expense	(682)	(1,010)
Camp expense recoveries, net	(1,629)	—
LNG feasibility study expense	(191)	—
General and administrative	(1,598)	(1,405)
Total operating costs and expenses	(8,207)	(6,979)
Other income (expense):
Interest income (expense), net	(305)	796
Foreign exchange loss, net	(551)	(254)
Other income (expense), net	—	(320)
Total other income (expense)	(856)	222
Net loss	(9,061)	(6,756)
Foreign currency translation	1,738	12,148
Total comprehensive income (loss) attributable to noncontrolling interest	(1,003)	566
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	$(6,320)	$4,826
Certain amounts in the Company's consolidated financial statements may not add up or recalculate due to rounding.

Results of Operations for the Three Months Ended September 30, 2025 and 2024
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the three months ended September 30, 2025 and 2024, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-based compensation, decreased by $0.2 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily as a result of the forfeiture of stock-based compensation awards during the period for individuals who left the business and increased capitalized internal labor costs.
Consultancy, legal and professional fees. Consultancy, legal and professional fees remained fairly consistent as compared to the three months ended September 30, 2024, increasing by just $0.1 million during the three months ended
September 30, 2025.
Accretion of asset retirement obligations expense. For the three months ended September 30, 2025, an expense for accretion of asset retirement obligations of $0.3 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad.
Exploration expense. For the three months ended September 30, 2025, the exploration expense decreased by $0.3 million as compared to the three months ended September 30, 2024 as the current period was heavily focused on the drilling of SS-4H, SS-5H, and SS-6H, resulting in a larger portion of costs capitalized and less costs incurred related to topographical, geographical and geophysical studies.
Camp expense recoveries, net. For the three months ended September 30, 2025, expenses for the newly established field camp of $1.6 million were recognized primarily related to mobilization expenses of the modular buildings and related equipment to the site. These costs are offset by recoveries from external parties who utilize the camp.
LNG feasibility study expense. During the three months ended September 30, 2025, the Group incurred expenses of
$0.2 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility.
General and administrative. General and administrative costs increased by $0.2 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily as a result of increased expenses related to headcount.
Interest income (expense), net. Interest income, net decreased by $1.1 million during the three months ended
September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to lower cash balances and lower interest rates for the period ended September 30, 2025 and an increase in interest expense related to the Facility
Agreement with Macquarie Bank Limited entered into in December 2024.
Foreign currency translation. For the three months ended September 30, 2025, we recognized a foreign currency translation gain of $1.7 million, primarily due to the slight strengthening of the Australian Dollar as of September 30, 2025,
as compared to June 30, 2025. In the three months ended September 30, 2024, we recognized a foreign currency translation gain of $12.1 million, primarily due to the significant strengthening of the Australian Dollar as of September 30, 2024, as
compared to June 30, 2024. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended
September 30, 2025, and 2024. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources
We are a development stage enterprise and will continue to be so until commencement of substantial production from our natural gas properties. We do not expect to generate any revenue from production until late 2026, at the earliest, which will depend upon successful drilling results, additional and timely capital funding, negotiation of certain commercial agreements and access to suitable infrastructure. Until then, our primary sources of liquidity are expected to be cash on hand and funds from future private and public equity placements, debt funding and asset sales.
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
For the remainder of the fiscal year ending June 30, 2026, we estimate that we will need to invest approximately
$43.4 million to progress our development plans. We expect the proceeds from the public offering received in October
2025, together with our existing cash on hand, to be sufficient to fund remaining drilling costs of SS-4H, SS-5H and SS-6H and to carry out stimulation activities and flow testing of SS-5H. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	September 30, 2025	June 30, 2025
Cash and cash equivalents	$39,557	$39,439
As of September 30, 2025, we had $39.6 million of cash and cash equivalents. This balance represents an increase of
$0.1 million from June 30, 2025. Cash calls received throughout the period and proceeds from our subscription agreements to institutional investors received in July 2025 were primarily offset by spending from operations on the SS-4H, SS-5H and
SS-6H pilot wells, construction of the SPCF facility and other corporate expenditure in the fiscal period.

Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	September 30, 2025	June 30, 2025
Capital commitments:
Sweetpea	$23,074	$23,115
EP 161	2,314	2,302
Beetaloo Joint Venture	75,779	75,630
Midstream	$11,960	$9,056
Sweetpea
As of September 30, 2025, the Company’s wholly owned subsidiary, Sweetpea committed to spend $23.1 million related to two licenses, EP 136 with total commitments of $13.9 million and EP 143 with total commitments of $9.2 million over the following five years.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) (formerly the
Department of Industry, Tourism and Trade) in September 2023, and approved in July 2024, granting a five-year extension for the period July 24, 2025 to July 23, 2030 with a minimum work program commitment of $13.9 million.
A variation application for EP 143 was submitted to DME in August 2024 and approved in October 2024. The total minimum work program commitments remain the same at $9.2 million with activity and associated spend being transferred within the license term.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. Our commitment through March 2026 is approximately $2.3 million based on the minimum work requirements. There are no minimum commitment requirements after March 2026.
Beetaloo Joint Venture
The terms of the Beetaloo Joint Venture necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $75.8 million related to drilling and multi-stage hydraulic fracturing of four wells, 2D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.6 million, EP 98 of $53.6 million and EP 117 of $11.5 million. An application was submitted to DME on September 26, 2024 to vary the year 2 and 3 work program, and is currently pending resolution.
Midstream
Committed spend for the SPCF project as of September 30, 2025, was $12.0 million which was related to the remaining procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility.
Other Commitments and Contingencies
On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly owned subsidiary of the Company, as obligors, and Macquarie, as lender. The Facility Agreement provides TR
West with Facility A amounting to A$25.0 million in availability for performance bonds and includes potential additional
Facility B and Facility C each amounting to A$5.0 million. Availability under the Facility B and Facility C is subject, among other conditions, to the Company raising additional capital in the amounts of at least A$62.5 million and A$75.0 million, respectively. All Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.

As of September 30, 2025, there was A$23.3 million of letters of credits issued under the Facility Agreement. As of
September 30, 2025 there was A$1.7 million of unused credit under Facility A and A$10.0 million of unused credit under
Facility B and Facility C.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended September 30,
	2025	2024
Statement of Cash Flows:
Net cash used in operating activities	$(13,799)	$(4,154)
Net cash used in investing activities	(28,434)	(14,496)
Net cash from financing activities	$37,937	$16,744
Net Cash Used in Operating Activities
For the three months ended September 30, 2025, net cash used in operating activities was $13.8 million during which we incurred a net loss of $9.1 million compared to net cash used in operating activities for the three months ended
September 30, 2024 of $4.2 million, during which we incurred a net loss of $6.8 million. The net loss for the three months ended September 30, 2025, included the non-cash impacts of depreciation and amortization, stock-based compensation, performance bond facility fees, accretion of asset retirement obligations, interest expense, and foreign exchange differences. Additionally, in the three months ended September 30, 2025, net unfavorable changes in operating assets and liabilities totaled $6.4 million, primarily consisting of a $1.2 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a $4.5 million increase in trade and other receivables and a $0.7 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the three months ended September 30, 2025, net cash used in investing activities was $28.4 million compared to
$14.5 million for the three months ended September 30, 2024. In the period ended September 30, 2025, there was spend on exploration and evaluation activities of $19.9 million in connection with the drilling of the SS-4H, SS-5H and SS-6H pilot wells, expenditure of $7.6 million of spend related to SPCF and $0.9 million related to interest on financing lease liabilities.
Net Cash from Financing Activities
For the three months ended September 30, 2025, net cash received in financing activities was $37.9 million compared to $16.7 million received for the three months ended September 30, 2024. The increase was primarily due proceeds from the issuance of common stock of $11.0 million that occurred in the current period compared to $7.4 million in gross proceeds from the greenshoe option exercised in July 2024, $29.0 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls, $1.9 million of advance contributions received from noncontrolling interest holders, partially offset by common stock issuance transaction costs of $0.6 million, repayments of finance lease liabilities of $3.1 million and $0.3 million related to the payment of performance bond facility establishment fees.
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
There have been no other material changes in critical accounting estimates at September 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, our principal executive officer and principal financial officer concluded that we did not maintain effective internal control over financial reporting due to the material weakness that was disclosed in our
Annual Report on Form 10-K for the years ended June 30, 2025 and June 30, 2024
As discussed in Part II, Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the year ended June 30, 2025 and June 30, 2024, we identified the following deficiencies in our internal control over financial reporting, which in the aggregate, constituted a material weakness:
i) lack of sufficient evidence retained of the performance of internal controls,
ii) insufficient resources in key accounting and finance roles leading to inadequate segregation of duties,
iii) lack of manage access and manage change IT general controls over the cloud-based enterprise resource planning system, and
iv) accounting for complex transactions in accordance with U.S. GAAP, which in the aggregate constitute a material weakness
Status of Remediation Efforts
In response to the material weakness identified and described above, our management, with the oversight of the Audit & Risk Management Committee of our Board of Directors, will continue to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate this material weakness. As part of our plan to address this material weakness, a remediation plan has been initiated and the Company has engaged an internal audit firm to assist with the documentation of our processes and internal controls and we will also provide training to control owners, supported by external consultants, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the operation of internal controls. We have also hired a Vice President of Information Technology and a Financial Reporting Manager with extensive knowledge in their respective fields to assist in the remediation of the above control deficiencies. We will continue to hire accounting and finance personnel, or engage technical specialists, who possess the required technical knowledge to ensure reporting requirements are met and segregation of duties are maintained. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
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

Part II - Other Information
Item 1. Legal Proceedings
Other than given as below, as of the date of this report, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure you that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.
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
Merits Review”). On August 20, 2024, the TB1 Operator was added as a respondent to the NTCAT Merits Review. The
NTCAT Merits Review commenced by ECNT under the Petroleum Act 1984 (NT) and the Petroleum (Environment)
Regulations 2016 (NT). ECNT are seeking an order that the Minister’s Original Decision is set aside and substituted with a decision that the Tribunal Member is not satisfied the information provided in the Shenandoah EMP is sufficiently compliant with the Petroleum (Environment) Regulations 2016 (NT), including in relation to: (a) risks of wastewater spills and (b) risks in relation to inter-aquifer connectivity and an order that the Shenandoah EMP should be referred to the NT
EPA for an independent assessment or, in the alternative, an order that varies the Minister’s original decision and establishes conditions in the Shenandoah EMP. On August 25, 2025, the NTCAT granted leave for the substantive proceedings to be withdrawn by the ECNT. This followed the dismissal of the ECNT’s stay application, with the NTCAT handing down its reason for dismissing the application on November 27, 2024 and the dismissal of the ECNT’s application to issue summonses and admit further expert reports, with the NTCAT handing down its reasons for dismissing the application on July 15, 2025.
On December 6, 2024, Lock the Gate Alliance Ltd (“Lock the Gate”) lodged an Originating Application in the
Federal Court of Australia seeking an injunction under s475(2) of the Environment Protection and Biodiversity
Conservation Act 1999 (Cth) (“EPBC Act”), to restrain TB1 Operator from conducting the Shenandoah South Pilot Project and a declaration under s 21 of the Federal Court of Australia Act 1976 (Cth) that the Shenandoah South Pilot Project is an action which involves unconventional gas development and is likely to have a significant impact on a water resource within the meaning of ss 24D and 24E of the EPBC Act (the “Originating Application”). The Originating Application was heard in the Federal Court of Australia from June 23 to June 26, 2025, and August 14, 2025, before Owens J. who reserved
Judgment.
Item 1A. Risk Factors
There have been no material changes in risk factors for the quarterly period ended September 30, 2025 from those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.
Risks Related to the Pending Falcon Acquisition
The market price for our common stock and CDIs following the closing of the Falcon Acquisition may be affected by factors different from those that historically have affected or currently affect our common stock and CDIs.
Our financial position may differ from our financial position before the completion of the Falcon Acquisition, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting our results of operations. Accordingly, the market price and performance of our common stock and CDIs is likely to be different from the performance of our common stock and CDIs in the absence of the Falcon Acquisition. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock and CDIs, regardless of our actual operating performance.
Our existing stockholders will have reduced ownership in the combined company following consummation of the
Falcon Acquisition.
Immediately following consummation of the Falcon Acquisition, based on the number of shares of common stock outstanding as of the date of the Arrangement Agreement and the issuance of the Stock Consideration as contemplated by the Arrangement Agreement, our existing stockholders would own approximately 73% of the outstanding shares of the combined company and Falcon’s existing stockholders would own approximately 27% of the outstanding shares of the combined company. As a result, our current stockholders will have less influence on the policies of the combined company than they currently have on our policies.
We may not consummate the Falcon Acquisition.
We may not consummate the Falcon Acquisition, which is subject to the satisfaction of closing conditions. These conditions include, but are not limited to, (a) the approval of the Falcon Acquisition by at least 66 2⁄3% of the votes cast by
Falcon shareholders and, if required by applicable Canadian securities laws, a simple majority of the votes cast by Falcon shareholders, excluding Falcon common shares held by persons required to be excluded under such laws, at a meeting of
Falcon shareholders, (b) the approval of the issuance of the Stock Consideration by a majority of the votes cast by our stockholders at a meeting of our stockholders, (c) the approval of the Falcon Acquisition by the Supreme Court of British
Columbia on terms consistent with the Arrangement Agreement and otherwise reasonably satisfactory to the parties, (d) the authorization for listing of the Stock Consideration on the NYSE and (e) the absence of any law or order enjoining, restricting or prohibiting the consummation of the transactions contemplated by the Falcon Acquisition. Neither we nor
Falcon can predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the outside date, it is possible that the Falcon Acquisition may be terminated. Although we have agreed with Falcon to use reasonable best efforts, subject to certain limitations, to promptly complete the Falcon Acquisition, these and other conditions to the completion of the Falcon Acquisition may fail to be satisfied. In addition, satisfying the conditions to and completion of the Falcon Acquisition may take longer, and could cost more, and require additional borrowings, than we currently expect. There can be no assurance that such conditions will be satisfied or that the Falcon Acquisition will be consummated on the terms currently contemplated or at all. If additional borrowings are required to consummate the
Falcon Acquisition, our total debt and leverage will be greater than currently anticipated.
Failure to complete the Falcon Acquisition could negatively impact our stock price and have a material adverse effect on our results of operations, cash flows and financial position.
If the Falcon Acquisition is not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or Falcon’s stockholders fail to approve the applicable requisite proposals, we may be materially and adversely affected and, without realizing any of the benefits of having completed the Falcon Acquisition, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners;
•we will still be required to pay certain significant costs relating to the Falcon Acquisition, such as legal, accounting, financial advisor and printing fees;
•Falcon may be entitled to receive a termination fee of $3,750,000 pursuant to the Arrangement Agreement;
•the Arrangement Agreement places certain restrictions on our conduct pursuant to the terms thereof, which may delay or prevent us from undertaking business opportunities that, absent the Arrangement Agreement, may have been pursued;
•matters relating to the Falcon Acquisition (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•litigation related to any failure to complete the Falcon Acquisition or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Arrangement Agreement.
If the Falcon Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.
The combined company following the Falcon Acquisition may be unable to integrate the business of the Company and
Falcon successfully or realize the anticipated benefits of the Falcon Acquisition.

The Falcon Acquisition involves the combination of two companies that currently operate as independent companies.
The combination of two independent businesses is complex, costly and time consuming, and we will be required to devote significant management attention and resources to integrating the business practices and operations of Falcon into ours.
Potential difficulties that we may encounter as part of the integration process include the following:
•the inability to successfully combine our business and Falcon’s in a manner that permits the combined company to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Falcon Acquisition;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the inability to retain the service of key management and other key personnel;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the Falcon Acquisition.
In addition, we and Falcon have operated and, until the completion of the Falcon Acquisition, will continue to operate, independently. It is possible that the integration process could result in:
•diversion of the attention of each company’s management; and
•the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
Any of these issues could adversely affect each company’s ability to maintain relationships with customers, suppliers, employees and other constituencies or achieve the anticipated benefits of the Falcon Acquisition or could reduce each company’s earnings or otherwise adversely affect the business and financial results of the combined company following the Falcon Acquisition.
Securities class action and derivative lawsuits may be brought against us in connection with the Falcon Acquisition, which could result in substantial costs.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
The synergies attributable to the Falcon Acquisition may vary from expectations.
The combined company may fail to realize the anticipated benefits and synergies expected from the Falcon
Acquisition, which could adversely affect the combined company’s business, financial condition and results of operations.
The success of the Falcon Acquisition will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. We believe that the combination of the companies will provide operational and financial scale, and enhancing the combined company’s corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Falcon Acquisition. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Falcon Acquisition within the anticipated timing or at all, the combined company’s business, financial condition and results of operations may be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of the Company’s common stock were repurchased during the three months ended September 30, 2025.
Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Description
2.1+
Arrangement Agreement, by and between the Group and Falcon, dated September 30, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 30, 2025, File No. 001-42149, and incorporated herein by reference).

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
reference).

10.1+
Agreement, by and among Tamboran Resources Corporation, Bryan Sheffield, Sheffield Holdings, LP and certain other affiliated entities party thereto, dated July 27, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated July 27, 2025, File No. 001-42149, and incorporated herein by reference).

10.2
Separation Deed, between Tamboran Services Pty Ltd and Joel Riddle, dated July 28, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2025, File No. 001-42149, and incorporated herein by reference).

10.3	Form of Support Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2025, File No. 001-42149, and incorporated herein by reference).
10.4
Syndicated Facility Agreement, by and among the Company, SPCF Financing, Sturt Plateau Compression Facility
Sub Pty Ltd, Sturt Plateau Compression Facility Mid Pty Ltd, and other parties, dated September 29, 2025 (filed as
Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2025, File No. 001-42149, and incorporated herein by reference).

10.5
Deed of Guarantee and Indemnity, between Tamboran Resources Corporation, Tamboran Resources Pty Ltd,
Tamboran (West) Pty Limited, and Global Loan Agency Services Australia Nominees Pty Ltd, dated September
29, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2025, File No.
001-42149, and incorporated herein by reference).

10.6
NTG Guarantee, between Northern Territory of Australia, Macquarie Bank Limited, Evolution Trustees Limited as
trustee for the Alpha Wave Credit (Australia) Trust, and SPCF Financing Pty Ltd, dated September 29, 2025 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2025, File No. 001-42149, and incorporated herein by reference).

10.7†
Letter Agreement, between the Company and Richard Stoneburner, dated October 15, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2025,  File No. 001-42149, and incorporated herein by reference).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the
Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and
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
+Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Tamboran agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request; provided, that Tamboran may request confidential treatment pursuant to Rule
24b-2 of the Securities Exchange Act for any schedules and similar attachments so furnished.
†Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tamboran Resources Corporation
Date: November 13, 2025
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer