Form 10-Q
period 2025-12-31
Tamboran Resources Corp
filed 2026-02-11
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of February
1, 2026 was 22,639,513.

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
It is possible that the future financial performance of Tamboran Resources Corporation (the “Company”) may differ from expectations due to a variety of factors, including but not limited to: our early stage of development with no material revenue expected until late 2026 and our limited operating history; the substantial additional capital required for our business plan, which we may be unable to raise on acceptable terms; risks related to the Falcon Acquisition, including the risk that Tamboran and Falcon are expected to incur significant transaction costs in connection with the Falcon Acquisition, potential litigation related to the Falcon Acquisition, the risk that the combined company may be unable to realize the anticipated benefits of the Falcon Acquisition and the risk that the Falcon Acquisition may result in a loss of joint venture partners and other business partners and may result in the termination of existing contracts; our strategy to deliver natural gas to the Australian East Coast and select Asian markets being contingent upon constructing additional pipeline capacity, which may not be secured; the absence of proved reserves and the risk that our drilling may not yield natural gas in commercial quantities or quality; the speculative nature of drilling activities, which involve significant costs and may not result in discoveries or additions to our future production or reserves; the challenges associated with importing U.S.
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

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

		(Unaudited)
	Note	December 31, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents		$83,404	$39,439
Restricted cash		15,020	5,722
Trade and other receivables:
Joint interest billings	2	1,272	8,191
ATO receivable		1,713	1,219
Other receivables		1,122	222
Prepaid expenses and other current assets	6	3,832	1,903
Total current assets		106,363	56,696
Natural gas properties, successful efforts method:
Unproved properties	3	415,574	342,314
Assets under construction - natural gas equipment	3	47,794	24,441
Property, plant and equipment, net	3	530	308
Operating lease right-of-use assets	4	4,126	1,549
Finance lease right-of-use assets	4	17,212	16,544
Prepaid expenses and other non-current assets		8,956	4,610
Total non-current assets		494,192	389,766
TOTAL ASSETS		$600,555	$446,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$38,413	$20,457
Advance against joint interest billings	2	—	450
Current portion of operating lease obligations	4	2,829	391
Current portion of finance lease obligations	4	11,713	15,307
Total current liabilities		52,955	36,605
Operating lease obligations	4	1,277	1,175
Finance lease obligations	4	11,711	9,523
Asset retirement obligations	7	10,461	9,649
Long-term debt, net	6	32,592	—
Other non-current liabilities		807	57
Total non-current liabilities		56,848	20,404
Total liabilities		109,803	57,009
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 authorized; 21,115,136 and 16,717,289 issued and outstanding at December 31, 2025 and June 30, 2025, respectively		21	17
Additional paid-in capital		542,712	464,407
Accumulated other comprehensive loss		(1,801)	(9,421)
Accumulated deficit		(182,077)	(167,281)
Total Tamboran Resources Corporation stockholders’ equity		358,855	287,722
Noncontrolling interest		131,897	101,730
Total stockholders’ equity		490,752	389,452
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$600,555	$446,462
The accompanying notes are an integral part of these condensed financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)  (In thousands, except share and per share amounts)

		Three months ended December 31,		Six months ended December 31,
	Note	2025	2024	2025	2024
Revenue and other operating income		$—	$—	$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(3,320)	(1,683)	(5,314)	(3,902)
Consultancy, legal and professional fees		(912)	(1,004)	(2,734)	(2,684)
Depreciation and amortization		(2)	(31)	(3)	(61)
Loss on remeasurement of assets classified as held for sale		—	—	—	(376)
Accretion of asset retirement obligations	7	(293)	(242)	(582)	(500)
Exploration expense		(426)	(1,473)	(1,109)	(2,483)
Camp expense recoveries, net		(1,025)	—	(2,654)	—
LNG feasibility study expense		(136)	(3,233)	(326)	(3,233)
Checkerboard fee		—	(5,950)	—	(5,950)
General and administrative		(1,689)	(1,399)	(3,287)	(2,804)
Total operating costs and expenses		(7,802)	(15,015)	(16,008)	(21,993)

Loss from operations		(7,802)	(15,015)	(16,008)	(21,993)
Other income (expense)
Interest income (expense), net		238	705	(67)	1,501
Foreign exchange gain (loss), net		8	(1,228)	(543)	(1,482)
Other income (expense), net		—	37	—	(282)
Total other income (expense)		246	(486)	(609)	(263)

Net loss		(7,556)	(15,500)	(16,617)	(22,256)
Less: Net loss attributable to noncontrolling interest		(943)	(1,333)	(1,821)	(2,194)
Net loss attributable to Tamboran Resources Corporation stockholders		$(6,613)	$(14,167)	$(14,796)	$(20,062)

Comprehensive income (loss)
Net loss		$(7,556)	$(15,500)	$(16,617)	$(22,256)
Other comprehensive income (loss)
Foreign currency translation		6,756	(29,158)	8,493	(17,010)
Total comprehensive income (loss)		(800)	(44,658)	(8,124)	(39,266)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		54	(5,359)	(948)	(4,792)
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$(854)	$(39,299)	$(7,176)	$(34,474)

Net loss per common stock
Basic and diluted	11	$(0.330)	$(0.987)	$(0.788)	$(1.409)
Weighted average number of common stock outstanding
Basic and diluted	11	20,026,416	14,346,556	18,786,660	14,236,753
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2024	$14	$404,594	$(11,513)	$(130,380)	$262,715	$44,971	$307,686
Issuance of common stock under greenshoe option, net of issuance cost	—	6,931	—	—	6,931	—	6,931
Contributions from noncontrolling interest holders	—	—	—	—	—	5,903	5,903
Stock-based compensation	—	1,129	—	—	1,129	—	1,129
Foreign exchange translation	—	—	10,721	—	10,721	1,427	12,148
Net loss	—	—	—	(5,895)	(5,895)	(861)	(6,756)
Balance at September 30, 2024	$14	$412,654	$(792)	$(136,274)	$275,602	$51,439	$327,041
Issuance of common stock as checkerboard fee	—	5,950	—	—	5,950	—	5,950
Contributions from noncontrolling interest holders	—	—	—	—	—	19,089	19,089
Stock-based compensation	—	1,627	—	—	1,627	—	1,627
Foreign exchange translation	—	—	(25,133)	—	(25,133)	(4,025)	(29,158)
Net loss	—	—	—	(14,167)	(14,167)	(1,333)	(15,500)
Balance at December 31, 2024	$15	$420,231	$(25,925)	$(150,441)	$243,879	$65,170	$309,049
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2025	$17	$464,407	$(9,421)	$(167,281)	$287,722	$101,730	$389,452
Issuance of common stock, net of issuance cost	1	13,127	—	—	13,128	—	13,128
Contributions from noncontrolling interest holders	—	—	—	—	—	19,490	19,490
Stock-based compensation	—	621	—	—	621	—	621
Foreign exchange translation	—	—	1,861	—	1,861	(124)	1,738
Net loss	—	—	—	(8,182)	(8,182)	(879)	(9,061)
Balance at September 30, 2025	$18	$478,155	$(7,560)	$(175,464)	$295,150	$120,218	$415,369
Issuance of common stock, net of issuance cost	3	63,511	—	—	63,514	—	63,514
Contributions from noncontrolling interest holders	—	—	—	—	—	11,625	11,625
Stock-based compensation	—	1,045	—	—	1,045	—	1,045
Foreign exchange translation	—	—	5,759	—	5,759	997	6,756
Net loss	—	—	—	(6,613)	(6,613)	(943)	(7,556)
Balance at December 31, 2025	$21	$542,712	$(1,801)	$(182,077)	$358,855	$131,897	$490,752
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION  CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED) (In thousands)

	Six months ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,617)	$(22,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3	61
Stock-based compensation	1,514	1,834
Foreign exchange (gain) loss, net	543	1,482
Performance bonds facility fee	1,146	—
Loss on remeasurement of assets classified as held for sale	—	376
Accretion of asset retirement obligations	582	500
Checkerboard fee	—	5,950
Accrued interest income	(232)	—
Interest expense	97	94
Changes in operating assets and liabilities:
Trade and other receivables	28	2
Prepaid expenses and other assets	(131)	680
Accounts payable and accrued expenses	(2,188)	2,361
Other non-current liabilities	749	14
Net cash used in operating activities	(14,506)	(8,902)
Cash flows from investing activities:
Payments for property, plant and equipment	(208)	(197)
Payments for exploration and evaluation	(47,241)	(42,090)
Payments for assets under construction	(14,247)	(6,603)
Payments of third party costs for proposed Falcon Acquisition	(1,835)	—
Proceeds from sale of assets held for sale	—	7,990
Payment of interest on borrowings	(1,163)	—
Payment of interest on finance lease liabilities	(1,969)	(1,074)
Proceeds from government grants for exploration	120	6,169
Net cash used in investing activities	(66,543)	(35,805)
Cash flows from financing activities:
Proceeds from issue of common stock	78,356	—
Proceeds from issue of shares under greenshoe option	—	7,410
Contributions received from noncontrolling interest holders	36,419	30,316
Common stock issue transaction costs	(4,494)	(479)
Payment of performance bond facility establishment fee	(271)	(383)
Proceeds from borrowings	32,506	—
Payment of debt issuance costs	(2,887)	—
Repayment of lease liabilities	(6,135)	(5,504)
Net cash from financing activities	133,494	31,360
Net (decrease) increase in cash and cash equivalents and restricted cash	52,447	(13,347)
Cash and cash equivalents and restricted cash at the beginning of period	45,161	74,746
Effects of exchange rate changes on cash and cash equivalents	816	(1,957)
Cash and cash equivalents and restricted cash at the end of period	$98,424	$59,442
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$11,863	$5,846
Asset retirement obligations	(60)	(445)
Stock-based compensation	(1,667)	(2,757)
Contribution receivable from noncontrolling interest holders	—	3,286
Operating lease right-of-use assets and lease liabilities	(2,577)	(128)
Interest accrued on finance lease liabilities	—	(415)
Finance lease right-of-use assets and lease liabilities	(914)	—
Accrued debt issuance costs	(595)	—
Interest and fee payable	(514)	—
Non-cash finance lease costs capitalized to unproved properties	4,515	5,480
Non-cash equity issuance transactions	$2,188	$—
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Business and Basis of Preparation
General
Tamboran is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern
Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin
(“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of
December 31, 2025.
Going Concern and Management’s Liquidity Plan
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of December 31, 2025, the Group had:
•not generated revenues since inception, and will not generate earnings in the next 12 months sufficient to satisfy all liabilities in the ordinary and usual course of business;
•a working capital surplus of $38.4 million arising from an increase in cash and cash equivalents subsequent to the capital raise activities during the period;
•long-term debt drawn down of $32.6 million related to the construction of the Sturt Plateau Compression
Facility (“SPCF”) plus associated financing costs;
•an accumulated deficit of $182.1 million since inception; and
•significant expenditures planned for natural gas properties in the next 12 months.
While these factors raise substantial doubt regarding the Group’s ability to continue as a going concern for the 12 months following the date these condensed consolidated financial statements were available for issuance, there have been milestones recently satisfied by the Company that indicate progress towards eliminating this substantial doubt in future periods. These include reaching Final Investment Decision (“FID”) for the Shenandoah South Pilot Project, which is currently on track to commence first gas sales from the second half of calendar year 2026 and the completion of a public offering in October 2025, the share purchase plan in November 2025, and the Private Investment in Public Equity (“PIPE”)
in January 2026.
The continuation of the Group as a going concern is dependent upon the ability of the Group to obtain necessary additional capital to fund ongoing exploration, appraisal and development projects and/or obtain gas producing properties to attain future profitable operations. No assurance can be given that the Group will be successful in these efforts in the future, however, Management is actively pursuing several plans to mitigate this uncertainty, including:
•Assessment of farm-down partners and completion of those arrangements, including the need to raise further equity for EP161, SS1 Pilot expenditure, and the phase 2 development;
•Continuation of SPCF construction during the wet season in the NT, progressing toward revenue from gas production in the second half of calendar year 2026; and
•Research & Development tax incentives from Australian government bodies.
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
In the current fiscal year, the Group changed the presentation of unaudited condensed consolidated financial statements to thousands and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts. Certain amounts in the Group's unaudited condensed consolidated financial statements may not add up or recalculate due to rounding.
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
2025.
Cash and Cash Equivalents and Restricted Cash
Cash represents cash deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less.
Restricted cash as of December 31, 2025 represents amounts held in a payment reserve account that serves as a security for servicing of expected future interest and commitment fee payments over the term of the long-term debt.
Restricted cash as of June 30, 2025 represents amounts related to proceeds received in advance in respect of the common stock pending issuance on that date. The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying consolidated statements of cash flows and their corresponding balance sheet presentation:

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$83,404	$39,439
Restricted cash	15,020	5,722
Total cash, cash equivalents and restricted cash	$98,424	$45,161
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
The Group capitalizes borrowing costs for assets under construction. Upon the asset becoming available for use, capitalized borrowing costs, as a portion of the total cost of the asset, are depreciated over the estimated useful life of the related asset.

Deferred Debt Issuance Costs
The Group presents unamortized deferred debt issuance costs related to the establishment of a Performance Bond
Facility Agreement (the “Facility Agreement”) as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheet because the outstanding balance under this Facility Agreement may fluctuate as the Group borrows and repays the relevant amounts. The Group amortizes the deferred debt issuance costs over the remaining term of the Facility on a straight-line basis which is reported within “interest income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.
The Group initially recognizes the establishment and commitment fees and other third party-fees related to the long-
term debt as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheet. As and when, the Group draws down funds from the long-term debt, these costs are reclassified (on proportionate basis) and presented as a direct deduction from the carrying amount of the debt liability. These costs are amortized to the asset under construction over the contractual term of the debt using the effective interest rate method.
Recently Issued Accounting Standards
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-12, Codification
Improvements (“ASU 2025-12”). ASU 2025-12 clarifies or otherwise modifies U.S. GAAP in a number of areas. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied on prospectively or retrospectively, as well as on an issue-by-issue basis. The Group does not expect any material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements
(“ASU 2025-11”). ASU 2025-11 clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under U.S. GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Group is currently evaluating ASU 2025-11 and the impact it may have on the Group's consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government
Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes authoritative guidance on how to recognize, measure, and present government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. ASU
2025-10 may be applied using a modified prospective, modified retrospective or retrospective approach with early adoption permitted in an interim or annual reporting period. If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Group is evaluating the impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income -
Expense Disaggregation Disclosures (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income
Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the
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
In 2022, Tamboran Resources Pty Ltd (formerly known as Tamboran Resources Limited) (“TR Ltd.”), a wholly owned subsidiary of the Company, made a loan to TR West for purposes of funding TR West’s acquisition of its interest in
TB1. On November 9, 2022, TB1 completed the acquisition of a 77.5% share of Beetaloo Basin assets, EP 76, EP 98, and
EP 117. The Company and DWE each beneficially own a 38.75% interest in the permits for the total undivided interest of
77.5%. Falcon Oil & Gas Australia Limited (“FOGA”) holds the remaining undivided interest of 22.5% in the assets
(collectively known as the “Beetaloo Joint Venture”).
On March 4, 2024, FOGA, the owner of the remaining 22.5% interest in the Beetaloo Joint Venture assets, capped its participation to 5% in the Beetaloo Joint Venture’s second Shenandoah South well pad (“SS2”). On March 21, 2024,
Tamboran B2 Pty Ltd (“TB1 Operator”) (a wholly owned subsidiary of TB1 in which the Company has a 50% interest)
agreed to acquire FOGA’s interest, increasing TB1 Operator’s working interest to at least 95% in the wells drilled from the
SS2 well pad.
Pursuant to the TB1 Joint Venture Agreement, the parties were required to implement an approach to dividing the permits whereby Tamboran and DWE pursue a division of TB1 Operator’s interest in the permits such that the title and ownership of the permits will be split evenly between Tamboran and DWE in the specific area in terms of equity interest and number of operated blocks (“Checkerboard Strategy”). The TB1 Joint Venture Agreement provided that if the
Checkerboard Strategy was not implemented by December 31, 2024, due to either:
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
At the time of the Company's Initial Public Offering (“IPO”) in June 2024, DWE agreed to waive the $7.5 million payment obligation in respect of the Checkerboard Strategy in exchange for Tamboran’s issue to DWE, or its nominee, of
312,500 shares of common stock (calculated based on the obligation of $7.5 million divided by the common stock price at the IPO of $24.00 per share), subject to shareholders' approval, which was granted in November 2024. The obligation to implement the Checkerboard Strategy does not cease with this issuance of shares.

On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale
Agreement – Beetaloo Acreage Position (the “Asset Sale Agreement”) with Elliot Energy I Pty Ltd (“Elliot Energy”).
Pursuant to the Asset Sale Agreement, DWE will acquire a non-operating and non-controlling interest within two areas of
Tamboran's post-checkerboard acreage position for a consideration of $15.0 million. The transaction is subject to regulatory approvals and other conditions precedent. As of December 31, 2025, this transaction has not been completed.
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
•The Checkerboarding Strategy is divided into three tranches:
◦In Tranche 1, Tamboran and Daly Waters must apply for retention licenses for both the North and South
First Strategic Development Areas (“FSDAs”) by February 14, 2026 (as extended in a letter dated
December 11, 2025). The North FSDA will remain with TB1, while the current plan for the South FSDA will be split equally (38.75% each) between Tamboran and DWE, with DWE (or its nominee) acting as
Operator. In a letter signed by DWE on February 10, 2026, both Tamboran and DWE have agreed to extend the February 14, 2026, deadline to February 27, 2026 for the retention licenses to be applied for in the FSDAs. Subject to the terms and conditions in the TB1 A&R JVSA, DWE has the right to take over as Manager in the South FSDA if this February 27, 2026 deadline is missed.
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
•On completion of the sale to DWE, the Company is expected to hold 236,370 net acres (58.12% operated interest)
over the Phase 2 Development Area, with DWE (19.38%) and FOGA (22.5%) holding the remaining interest.
•The Company has engaged RBC Capital Markets, LLC to commence a formal farm-down of the Phase 2
Development Area. As of December 31, 2025, the formal process has commenced and DWE will have participation rights to any transaction on the same terms.

•Ownership of the Pilot Area which includes the North FSDA and South FSDA, the focus for initial gas production in the NT, remains unchanged (the Company 47.5% operator in the Northern FSDA, DWE 47.5% operator in the
Southern FSDA and FOGA 5%).
•The Company will hold 77.5% operating interest in the ex-EP 76, 98 and 117 acreage, with FOGA holding the remaining 22.5% interest.
The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$9,885	$3,729
Trade and other receivables:
Joint interest billing	1,272	8,191
Intercompany receivable	—	1,934
ATO receivable	1,213	722
Other receivable	778	113
Prepaid expenses and other current assets	—	—
Total current assets	13,147	14,690
Natural gas properties, successful efforts method:
Unproved properties	357,998	285,631
Operating lease right-of-use-assets	2,752	—
Finance lease right-of-use assets	17,212	16,544
Prepaid expenses and other non-current assets	2,170	2,026
Total non-current assets	380,132	304,201
TOTAL ASSETS	$393,279	$318,891

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$22,584	$12,507
Current portion of operating lease obligations	2,399	—
Current portion of finance lease obligations	11,713	15,307
Total current liabilities	36,696	27,814
Operating lease obligations	306	—
Finance lease obligations	11,711	9,523
Asset retirement obligations	5,589	5,127
Loan from Group	196,762	163,016
Total non-current liabilities	214,368	177,666
TOTAL LIABILITIES	$251,064	$205,480

Tamboran SPCF Pty Ltd
In October 2024, the Company, through its wholly owned subsidiary Tamboran SPCF Pty Ltd (“TR SPCF”), entered into a Unit Holders and Shareholders Deed with Daly Waters Infrastructure, LP (“DWI”) for the establishment of a trust
(“SPCF Sub Trust”) to be owned 50%/50% by the Group and DWI to own the SPCF. In determining the primary beneficiary of the SPCF Sub Trust, the Company considered those activities that most significantly impact the economic performance of the SPCF, including, for example, which entity serves as the manager, determination of the strategy and direction of the SPCF, and the power to create a budget.
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
ability to recoup any funding the Group has made to SPCF.
The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the
Group’s condensed consolidated balance sheet as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025		June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,113		$1,935
Restricted cash	15,020	0	—
Trade and other receivables:
ATO receivable	223		123
Other receivable	48		—
Loan to Tamboran	—		1,124
Total current assets	16,404		3,182
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	47,794		24,441
Prepaid expenses and other non-current assets	3,278		—
Total non-current assets	51,072		24,441
TOTAL ASSETS	$67,476		$27,623

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$11,818		$4,364
Advance against joint interest billings	—		450
Intercompany payable	2,355		1,338
Total current liabilities	14,173		6,152
Asset retirement obligations	102		95
Long-term debt, net	32,592		—
Other non-current liabilities	724		—
Total non-current liabilities	33,418		95
TOTAL LIABILITIES	$47,591		$6,247

Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of December 31, 2025 and June 30, 2025 amounting to $415.6 million and $342.3 million, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the six months ended
December 31, 2025, and 2024. These assets will be reclassified to proven gas properties upon commencement of production and then subsequently depleted.
During the six months ended December 31, 2025 and December 31, 2024, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
(in thousands)	EP 161	EP 136	EP 76, 98 and 117	Total
Balance at July 1, 2025	$25,091	$45,483	$271,740	$342,314
Capital expenditure	525	104	60,094	60,723
Restoration assets	—	—	60	60
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	5,992	5,992
Disposal	—	(444)	—	(444)
Government grants	(66)	(54)	—	(120)
Effect of changes in foreign exchange rates	421	878	5,749	7,048
Balance at December 31, 2025	$25,971	$45,967	$343,635	$415,574
On September 30, 2025, the Beetaloo Joint Venture made a FID for the Shenandoah South Pilot Project in EP 98 and
EP 117.
Property, Plant and Equipment
The Group held property, plant and equipment, including leasehold improvements, as of December 31, 2025 and
June 30, 2025, amounting to $0.5 million and $0.3 million, respectively.
Assets Under Construction
In April 2024, the Group began to execute agreements for the SPCF in the Beetaloo Basin which would deliver a plant that would convert future raw gas to sales gas quality, subject to the terms of definitive development agreements. As of December 31, 2025, construction of the facility is well underway. The Group held total assets under construction related to the SPCF as of December 31, 2025 and June 30, 2025 of $47.8 million and $24.4 million, respectively. These costs of construction include $1.7 million of capitalized borrowing costs for the three months ended and six months ended
December 31, 2025, respectively. Refer to Note 6 for additional discussion.
The 40 TJ/d (39 MMcf/d) SPCF is expected to be connected to the Amadeus Gas Pipeline (“AGP”) via the construction of the 35-kilometer Sturt Plateau Pipeline (“SPP”) subject to achieving project milestones.
Falcon Acquisition
On September 30, 2025, it was announced that Tamboran, Tamboran (Beetaloo) Pty Ltd, a company organized under the laws of Australia and an indirect wholly owned subsidiary of Tamboran (“Australia Sub”), Tamboran Resources
Investments Holding Corporation, a Delaware corporation and an indirect wholly owned subsidiary of Tamboran (“U.S.
Sub”) and Falcon Oil & Gas Ltd., a corporation incorporated under the Business Corporations Act (British Columbia)
(“Falcon”), entered into an Arrangement Agreement (the “Arrangement Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, (a) Australia Sub will acquire from Falcon approximately 98.1% of the issued and outstanding equity interests (the “Falcon Interests”) of FOGA and (b) U.S. Sub will acquire from Falcon all of the issued and outstanding equity interests (together with the Falcon Interests, the “Subject Interests”) of TXM Oil and Gas
Exploration Kft., Falcon Oil & Gas Ireland Limited, Falcon Oil & Gas Holdings Ireland Limited and Falcon Exploration
and Production South Africa (Pty) Ltd (collectively, the “Falcon Acquisition”). In exchange for the Subject Interests,
Tamboran will issue to Falcon 6,537,503 shares of common stock (the “Falcon Parent stock consideration”) and pay $23.7 million in cash.

The closing of the Falcon Acquisition (the “Closing”) is subject to certain conditions, including, among others, (a)
the approval of the Transactions by at least 66 ⅔% of the votes cast by Falcon shareholders and, if required by applicable
Canadian securities laws, a simple majority of the votes cast by Falcon shareholders, excluding Falcon common shares held by persons required to be excluded under such laws, at a meeting of Falcon shareholders, (b) the approval of the issuance of the Stock Consideration by a majority of the votes cast by Tamboran stockholders at a meeting of Tamboran stockholders, (c) the approval of the Falcon Acquisition by the Supreme Court of British Columbia on terms consistent with the Arrangement Agreement and otherwise reasonably satisfactory to the parties, (d) the authorization for listing of the
Stock Consideration on the New York Stock Exchange and (e) the absence of any law or order enjoining, restricting or prohibiting the consummation of the transactions contemplated by the Falcon Acquisition.
On December 30, 2025, FOGA secured necessary approval from its minority shareholders for the sale of Falcon's
98.1% interest in FOGA to Tamboran.
Upon completion of the Falcon Acquisition, the Group will also enter into consulting agreements with certain directors and officers of Falcon, pursuant to which the Group will issue to those directors and officers an aggregate of up to
369,084 share options with an exercise price of $21.94 per share.
Further, following completion of the Falcon Acquisition, upon Australia Sub owning the Australia Interests,
Australia Sub will become entitled to compulsorily acquire the remaining 1.9% of the issued and outstanding equity interests of FOGA (the “FOGA minority stock”) held by the shareholders other than Australia Sub (the “FOGA minority holders”). Australia Sub will proceed with the compulsory acquisition of the FOGA minority stock for cash consideration at a price per share no less than the price paid to Falcon for the Australia Interests. To the extent that any FOGA minority holders notify Australia Sub that they wish to receive shares of Tamboran common stock in lieu of cash, Tamboran and
Australia Sub will consider and may agree to such requests. If Tamboran and Australia Sub agree to issue shares of
Tamboran common stock in lieu of cash to such requesting FOGA minority holders, Tamboran may issue to the FOGA minority holders up to an aggregate of 147,508 shares of Tamboran common stock.
The Falcon Acquisition is expected to be completed during the three months ended March 31, 2026.
Note 4 – Leases
As a Lessee
The Group’s operating lease activities consist of leases for office premises and modular buildings at the camp pad site.
Commencing on October 1, 2025 the Group entered into the use of additional bunkhouses and accommodation verandahs pursuant to the lease arrangement entered into with Northern Transportables on August 14, 2025 (the “Stage 3
Hire of Goods”). The term of the lease arrangement is fifteen months, with an option to further renew the lease (as needed).
Commencing on August 14, 2025, the Group entered into a new lease arrangement with Northern Transportables for the hire of modular buildings and related equipment (the “Stage 1 and 2 Hire of Goods”). The term of the lease arrangement is seventeen months, with an option to further renew the lease (as needed).
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
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the initial non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the original Gap Period consumed, and subsequent suspension periods negotiated, additional days are added to the fixed minimum term. As of December 31, 2025, the end date of the drilling contract for the current rig is early January 2028 (inclusive of additional days). The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 15.60% per annum, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets (in thousands):

	December 31, 2025	June 30, 2025
Right-of-use assets:
Operating lease right-of-use assets	$4,126	$1,549
Finance lease right-of-use assets	17,212	16,544
	21,338	18,093

Lease liabilities:
Current portion of operating lease obligations	2,829	391
Non-current portion of operating lease obligations	1,277	1,175
Current portion of finance lease obligations	11,713	15,307
Non-current portion of finance lease obligations	11,711	9,523
	$27,530	$26,396
For the three months and six months ended December 31, 2025, and 2024, the components of the lease costs were as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Operating leases:
Operating lease cost charged to profit and loss	$1,300	$130	$1,439	$287

Finance leases:
Interest on lease liabilities	809	693	1,476	1,489
Depreciation on right-of-use assets	2,195	2,533	4,515	5,065
Total finance lease cost	3,003	3,225	5,992	6,554
Less: Lease cost capitalized to unproved properties	(3,003)	(3,225)	(5,992)	(6,554)
Finance lease cost charged to profit and loss	$—	$—	$—	$—
The following table presents the cash flow information related to lease payments for the six months ended
December 31, 2025, and 2024 (in thousands):

	Six months ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,215	$287
Financing cash flows for finance leases	6,135	5,504
	$8,350	$5,791

The following table presents supplemental information for the Group’s non-cancellable leases for the six months ended December 31, 2025, and 2024:

	Six months ended December 31,
	2025	2024
Operating leases:
Weighted-average remaining lease term	1.88	2.91
Weighted-average incremental borrowing rate	13.67%	11.50%
Finance leases:
Weighted-average remaining lease term	2.08	1.58
Weighted-average incremental borrowing rate	15.60%	13.45%
As of December 31, 2025, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows (in thousands):

As of December 31, 2025	Operating leases	Finance leases
Fiscal year ending June 30, 2026 (excluding six months period from July 1, 2025 to December 31, 2025)	$1,601	$5,392
Fiscal year ending June 30, 2027	2,202	14,418
Fiscal year ending June 30, 2028	344	7,545
Thereafter	482	—
Total lease payments	4,629	27,354
Less: Imputed interest	(524)	(3,929)
Present value of lease liabilities[1]	$4,105	$23,425
1 Includes both current and long-term portion of the lease liabilities.
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following (in thousands):

	December 31, 2025	June 30, 2025
Accounts payable	$3,525	$5,708
Accrued payroll	1,404	5
Compensated absences	647	873
Defined contribution superannuation payable	—	1
Interest and commitment fee payable on Syndicated Facility	514	—
Accrued capital expenditure	31,464	12,315
Accrued expenses	860	1,556
Total accounts payable and accrued expenses	$38,413	$20,457

Note 6 - Long-term debt
The Group's long-term debt consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Principal balance of Syndicated Facility:
Tranche 1A	$13,992	$—
Tranche 1B	2,781	—
Tranche 2	16,773	—
Total principal balance	33,546	—
Less: Unamortized debt issuance costs (1)	(954)
Long-term debt, net	$32,592	$—
(1) Unamortized debt issuance costs related to undrawn portions of the Syndicated Facility are included in “Prepaid expenses and other non-current assets” in our condensed consolidated balance sheet. As of December 31, 2025, we had $2.6 million in unamortized debt issuance costs on our SPCF
Syndicated Facility Agreement.
On September 29, 2025, the Group through its subsidiaries, SPCF Financing Pty Ltd, as Borrower (“SPCF
Financing”), Sturt Plateau Compression Facility Sub Pty Ltd, in its personal capacity and in its capacity as trustee for the
Sturt Plateau Compression Facility Sub Trust, and Sturt Plateau Compression Facility Mid Pty Ltd, in its personal capacity and in its capacity trustee for the Sturt Plateau Compression Facility Mid Trust (together with SPCF Financing, the
“Obligors”), have entered into a syndicated facility agreement (the “Syndicated Facility Agreement”) with, among others,
Macquarie Bank Limited (“Macquarie”) and Evolution Trustees Limited as trustee for the Alpha Wave Credit (Australia)
Trust as original lenders (the “Lenders”).
Pursuant to the terms and conditions of the Syndicated Facility Agreement, the Lenders agreed to extend term loans to the Group in an aggregate principal amount of up to A$179.8 million (the “Syndicated Facility”), comprised of (i)
Tranche 1A in an amount equal to A$75.0 million (“Tranche 1A”), (ii) Tranche B in an amount equal to A$14.9 million
(“Tranche 1B”) and (iii) Tranche 2 in an amount equal to A$89.9 million (“Tranche 2”). The Syndicated Facility remained available for funding as of December 31, 2025, which was available at the Group's election. The Syndicated Facility
Agreement is secured by the following guarantees:
•a guarantee given by the NT Government, up to A$75.0 million, in respect of Tranche 1A and Tranche 1B (the
“Tranche 1 Guarantee”). The Tranche 1 Guarantee will be released upon certain conditions being met relating to the completion of the SPCF and production of commercial volumes of gas (such date, the “Tranche 1 Guarantee Release
Date”);
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
In consideration for providing the Tranche 1 Guarantee, SPCF Financing agrees to pay the NT Government a guarantee fee of 4% per annum on the lesser of (a) the Guarantee Limit, and (b) the daily balance of the principal outstanding under Tranche 1A and Tranche 1B (the “Guarantee Fee”). The Guarantee Fee only becomes payable on the termination of the gas sales agreement, payment by the NT Government under the Tranche 1 Guarantee or the purchase by the NT Government from the Lenders of all amounts outstanding under Tranche 1A and Tranche 1B.
Any outstanding principal on the Syndicated Facility will accrue interest at a rate equal to Australian Bank Bill Swap
(“BBSW”) Rate plus a margin. Prior to the Tranche 1 Guarantee Release Date, the margin for Tranche 1A is 4% per annum and the margin for Tranches 1B and 2 is 12% per annum. Following the Tranche 1 Guarantee Release Date, the margin for all the Tranches will be 8% per annum. Interest payments are made in arrears depending on the interest selection period, which can be 1-3 months following the funding of a Syndicated Facility Tranches. The Syndicated Facility will terminate four years after financial close under the Syndicated Facility Agreement, September 29, 2029, and all the principal payments on the outstanding balance of Syndicated Facility Tranches will be paid at that date.

The total amount of debt issuance costs incurred was $3.5 million consisting of $2.4 million being paid upfront to original lenders and $1.1 million to the agent, Security Trustee and third party legal fees.
During the six months ended December 31, 2025 drawdowns of $14.0 million, $2.8 million, $16.8 million were made from the Syndicated Facility for Tranches 1A , 1B and 2, respectively.
The Group is also required to pay a commitment fee of 1.6% per annum for Tranche 1A, and 4.8% per annum for
Tranches 1B and 2 on any undrawn principal balance of the Syndicated Facility up to the end of the availability period.
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
The Syndicated Facility Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, non-compliance, change of Obligor ownership, events which have a material adverse effect and the occurrence of certain bankruptcy or insolvency events. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Syndicated Facility Agreement.
As of December 31, 2025 the total gross amount of borrowings under our Syndicated Facility Agreement was
$33.5 million. Interest expense on the Syndicated Facility Agreement was $1.7 million for both the three months and six months ended December 31, 2025, respectively.
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
2025.
The reconciliation of changes in asset retirement obligations for the six months ended December 31, 2025, is as follows (in thousands):

Six months ended December 31, 2025
Beginning asset retirement obligations	$9,649
Liabilities incurred	60
Accretion expense	582
Effect of changes in foreign exchange rates	170
Long-term asset retirement obligations	$10,461

Note 8 – Stockholders’ Equity
Movement in Common Stock

(in thousands, except share numbers and per share amounts)	Date	Tamboran common stock	Fair market value at time of issuance	Details	Cumulative net proceeds
Balance at July 1, 2025		16,717,289			$450,437
Issuance of common stock pursuant to Subscription Agreement	July 2025	940,729	$17.74	$10,966
Issuance of common stock as prepayment of Facility Fee	July 2025	112,740	$19.41	$2,188
Issuance of common stock as termination payment	September 2025	50,000	$19.75	$988
Issuance of common stock under public offering	October 2025	2,673,111	$21.00	$56,135
Issuance of common stock under share purchase plan	November 2025	537,794	$20.93	$11,255
Issuance of shares against vested equity awards	December 2025	38,500	$21.73	$837
Issuance of shares against vested equity awards	December 2025	7,650	$21.73	$166
Issuance of shares against vested equity awards	December 2025	2,309	$20.99	$48
Issuance of shares against vested equity awards	December 2025	5,002	$19.99	$100
Issuance of shares against vested equity awards	December 2025	30,012	$19.99	$600
Less: Transaction costs		—		$(4,889)	78,394
Balance at December 31, 2025		21,115,136			$528,831
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
July 2025 Issuance of Common Stock as Prepayment of Facility Fee
On July 23, 2025, the Company issued 112,740 shares of Common Stock at a price of $19.41 per share to Macquarie
Bank Limited as prepayment of facility fees that will become due under the Performance Bond Facility Agreement between Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and Macquarie Bank
Limited, as lender, dated December 19, 2024 (Refer Note 12).
September 2025 Issuance of Common Stock as Termination Payment
On July 28, 2025, the employment of Joel Riddle, the former Chief Executive Officer (“CEO”). and board member of the Company, was terminated and consequently Mr. Riddle resigned from the board of directors (the “Board”). The
Company issued 50,000 shares of common stock at a price of $19.75 per share to Mr. Riddle as a part of his termination payment package.
October 2025 Issuance of Common Stock under Public Offering
On October 27, 2025, the Company issued 2,673,111 shares of common stock for $21.00 per share under a public offering. Total proceeds from the issuance was $56.1 million. The Company incurred $3.9 million in transaction expenses related to this issuance.
November 2025 Share Purchase Plan
On November 24, 2025, the Company issued 107,558,800 CDIs at a price of A$0.162 per CDI, the equivalent of
537,794 shares of common stock at a price of $20.93 per share, pursuant to the Share Purchase Plan opened by the
Company on October 30, 2025. Total proceeds from the Share Purchase Plan was $11.3 million (A$17.4 million).

December 2025 Issuance of Common Stock Against Vested Equity Awards
On December 4, 2025, the Company issued 7,700,000 CDIs at a price of $0.109 per CDI the equivalent of 38,500 shares of common stock at a price of $21.73 per share upon the conversion of RSUs granted to certain eligible employees of the Group.
On December 9, 2025, the Company issued 7,650 shares of common stock at a price of $21.73 per share upon conversion of RSUs granted to certain eligible employees of the Group.
On December 12, 2025, the Company issued 2,309 shares of common stock at a price of $20.99 per share and 5,002 shares of common stock at a price of $19.99 per share upon conversion of RSUs granted to a member of the Board.
On December 15, 2025, the Company issued 30,012 shares of common stock at a price of $19.99 per share upon conversion of RSUs granted to eligible directors, approved June 17, 2024.
Note 9 – Stock-Based Compensation
Milestone Options
During the six months ended December 31, 2025, the Group did not grant any new milestone options to its employees and 12,900,000 milestone options were forfeited.
As a result of the forfeitures during the prior period, there was a reversal of $1.0 million of previously recorded expense during the six months ended December 31, 2025. The Company accelerated the recognition of the remaining expense for milestone options during the fiscal year ended June 30, 2025 and the Group recognized $0.1 million as stock-
based compensation expense related to milestone options for the six months ended December 31, 2024.
Employee Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Incentive Award Plan (the “2024 Plan”). As of December 31, 2025,
the maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
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
had exercised the RSUs before the record date for the bonus issue.
A summary of the Group's employee RSUs activity for the six months ended December 31, 2025 is as follows (in numbers and dollars):

	Balance at July 1, 2025	Granted	Vested	Forfeited	Balance at December 31, 2025
IPO Awards:
Tranche 1	395,000	—	(50,000)	(55,000)	290,000
Tranche 2	97,500	—	—	(2,500)	95,000
Tranche 3	297,500	—	—	(102,500)	195,000
Retention Awards	46,650	25,000	(46,150)	(500)	25,000
Total RSUs (1)	836,650	25,000	(96,150)	(160,500)	605,000
Weighted average grant date fair value	$20.99	$19.94	$21.73	$20.40	$20.98
(1) As of December 31, 2025, 605,000 RSU's are expected to vest.

The following table presents the stock-based compensation costs recognized related to our RSUs for the three months ended December 31, 2025 (in thousands, expect remaining contractual term):

	Three months ended December 31, 2025
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$552	$3,246	1.50
IPO Awards (Tranche 2)	181	1,063	1.50
IPO Awards (Tranche 3)	335	1,973	1.50
Retention Awards - granted FY25	178	—	1.50
Retention Awards - granted FY26	42	414	2.50
Less: Forfeitures	—	—
Total cost incurred	$1,288	$6,696

Total stock compensation costs capitalized	$703
Total stock compensation costs expensed	585
Total cost incurred	$1,288

	Six months ended December 31, 2025
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$1,112	$3,246	1.50
IPO Awards (Tranche 2)	366	1,063	1.50
IPO Awards (Tranche 3)	675	1,973	1.50
Retention Awards - granted FY25	377	—	1.50
Retention Awards - granted FY26	85	414	2.50
Less: Forfeitures	(1,354)	—
Total cost incurred	$1,260	$6,696

Total stock compensation costs capitalized	$1,281
Total stock compensation costs expensed	(22)
Total cost incurred	$1,260

2025 Director Restricted Stock Units
On January 1, 2025, the Company granted 27,281 Director RSUs for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company’s common stock. These awards have a cliff-vesting period of one year. The fair value on grant date of the RSUs was $20.99 per unit.
Additionally on May 16, 2025, in conjunction with the TB1 A&R JVSA, the Company granted 35,014 Director
RSUs under the 2024 plan for which each awarded RSU represented an unfunded, unsecured right to receive a share of the
Company’s common stock. The awards vesting date is the earlier of the one year anniversary of the grant date and the date of the next annual shareholders’ meeting occurring after the grant date, subject to continued service. The Company used a vesting date of the next shareholders meeting subsequent to the grant date, which took place in December 2025. The fair value on the grant date of these RSUs was $19.99 per unit.
On December 4, 2025, the Company granted 25,271 fully vested Director RSUs under the 2024 plan to Mr. Richard
Stoneburner, one of the directors (then Interim “CEO”) for which each awarded RSU represented a right to receive a share of the Company’s common stock. For the three months and six months ended December 31, 2025, the Company recognized $0.7 million, respectively, in stock-based compensation expense related to these awards.
As of December 31, 2025 a total of 37,323 RSUs had vested in relation to RSUs issued in May of 2025 and
December of 2024. For the three months and six months ended December 31, 2025, the Company recognized $0.3 million and $0.8 million, respectively, in stock-based compensation expense related to these Director awards.
Note 10 – Income Taxes
The effective tax rates for the three months and six months ended December 31, 2025, and 2024 were nil. The
Group’s effective tax rate differed from the applicable statutory income tax rate due to operating losses incurred for the three months and six months ended December 31, 2025, and 2024. As of December 31, 2025, the Group has unrecognized accumulated losses for tax purposes in the amount of $516.7 million, which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs
Act. Certain provisions of the OBBBA are effective for the Group beginning in fiscal year 2026. The OBBBA did not have any impact on the Group's interim financial statements for the three months ended December 31, 2025 and is not expected to have an impact on Groups annual financial statements for the year ending on June 30, 2026. For additional information regarding the Group's income tax matters, refer to the section entitled “Income Taxes” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
As of December 31, 2025, and June 30, 2025, the Group did not have any uncertain tax positions.
Note 11 – Loss Per Share
Basic net loss per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.
The computations for basic and diluted loss per share are as follows (in thousands, except shares and per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(6,613)	$(14,167)	$(14,796)	$(20,062)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	20,026,416	14,346,556	18,786,660	14,236,753
Net loss per share, basic and diluted	$(0.330)	$(0.987)	$(0.788)	$(1.409)
The Company’s potentially dilutive shares, which include outstanding milestone options and RSUs, have not been included in the computation of diluted net loss per share for the three months and six months December 31, 2025, and 2024 as the result would be anti-dilutive.
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
cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
Capital Commitments

(in thousands)	December 31, 2025	June 30, 2025
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$23,327	$23,115
EP 161	5,848	2,302
Beetaloo Joint Venture	76,609	75,630
Midstream	$12,116	$9,056
Sweetpea
Sweetpea’s committed spend as of December 31, 2025, was $23.3 million, which was related to two licenses, EP 136 with total commitments of $14.0 million and EP 143 with total commitments of $9.3 million.
A variation application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November
2025, requesting an extension of the permit for a period of 18 months. This application remains under review. As such, the
Group maintains a minimum work program commitment of $14.0 million.
An application for EP 143 was submitted to and approved by DME in December 2025 requesting to suspend the work program conditions for a period of six months to June 30, 2026. The total minimum work program commitments remain the same at $9.3 million.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program twelve months to March 2027 which includes the drilling and stimulation of two horizontal wells along with related geological and geophysical studies. Our commitment through March
2027 is expected to be $5.8 million based on the minimum work requirements. There are no minimum commitment requirements after March 2027.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $76.6 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.7 million, EP 98 of $54.2 million and EP 117 of $11.7 million.
Midstream
Committed spend remaining for the SPCF project as of December 31, 2025, was $12.1 million which was related to the remaining procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility.
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
On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly-owned subsidiary of the Company, as obligors, and Macquarie, as lender. The Facility Agreement provides TR
West with A$25.0 million in availability (“Facility A”) for letters of credit and bank guarantees (“performance bonds”), and includes two additional performance bond facilities, each in the amount of A$5.0 million (“Facility B” and “Facility
C,” respectively, and collectively, the “Facilities”). Availability under the Facility B and Facility C was subject, among other conditions, to the Company raising additional capital in the amounts of at least A$62.5 million and A$75.0 million, respectively, which occurred in July 2025 following completion of that equity raise. Accordingly, the full A$35.0 million is currently available. All Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain minimum liquidity of A$20.0 million and have a current ratio of at least
1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of December 31, 2025.
In relation to Facility A, the Group incurred an establishment fee of A$0.5 million. The outstanding letters of credit and bank guarantees under the Facilities are subject to a drawdown fee of 10% per annum, payable quarterly in arrears. The
Group is also required to pay a commitment fee of 4% per annum, payable quarterly in arrears, on the average monthly unused amount of the Facilities. If the Group fails to pay any amount payable under the Facility Agreement by the due date, interest accrues on the overdue amount at a rate of 12% per annum, payable quarterly in arrears.

As of December 31, 2025, there was A$32.2 million of letters of credits issued under the Facility Agreement. As of
December 31, 2025 there was A$1.7 million of unused credit under Facility A and A$1.1 million of unused credit under
Facility B and Facility C.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of December 31, 2025, total unamortized debt issuance costs were A$0.6 million. During the three months and six months ended December 31,
2025, the Group recorded A$0.1 million and A$0.1 million, respectively, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost. As of
December 31, 2025, Tamboran had drawn down A$27.4 million in bank guarantees related to the SPP. Pursuant to the Gas
Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be reduced or released by APA once certain performance conditions are met related to well flow test performance and first gas has been delivered to the NT
Government under the Gas Sales Agreement (“GSA”). APA may call on the bank guarantees if certain defaults under the
DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the Facility Agreement with Macquarie.
Note 13 – Related Party Transactions
The Group transacts with H&P and Mr. Bryan Sheffield (“Mr. Sheffield”) identified as related parties. The transactions during the six months ended December 31, 2025 with these related parties are as follows.
H&P
During the year ended June 30, 2023, the Group entered into a strategic alliance with H&P and secured a $15.0 million equity investment from H&P (and as a consequence, Mr. John Bell, a member of the H&P Executive Leadership
Team (the “H&P appointee”) was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the Group’s development plans in the Beetaloo Basin through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.
On July 1, 2023, a lease commenced with H&P for the use of the FlexRig® for a 25-month period (Refer Note 4).
During the six months ended December 31, 2025, Mr. Bell resigned from his position as a director of the Group.
Consequently, H&P is no longer a related party of the Group.
Mr. Sheffield
During the three months and six months ended December 31, 2025, the Group transacted with DWE and DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Sheffield serves as managing partner. Mr. Sheffield has been a shareholder in the Company since November
2021.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a
50/50 joint venture referred to as SPCF Sub Trust (Refer Note 2).
During the three months and six months ended December 31, 2025, DWE's share of expenditure for the Beetaloo
Joint Venture for which contributions were due was $16.1 million and $30.9 million, respectively. As of December 31,
2025, the Group had a joint interest billing receivable owing from DWE in the amount of less than $0.1 million.
During the three months and six months ended December 31, 2025, DWI's share of expenditure for SPCF was nil as
SPCF Sub Trust reimbursed DWI for the contributions made during three months ended September 30, 2025. All SPCF expenditure incurred during the three months ended December 31, 2025 were funded through long-term debt under the
Syndicated Facility. As of December 31, 2025, there were no joint interest billings owing to DWI or receivable from DWI as the expenditure is expected to be funded by Syndicated Facility through the end of construction (Refer Note 6).

Note 14 – Subsequent Events
Appointment of Todd Abbott as Chief Executive Officer
On January 10, 2026, the Board appointed Mr. Todd Abbott as CEO, effective January 15, 2026. Mr. Abbott will succeed Mr. Richard Stoneburner, who has been serving as interim CEO since July 28, 2025, following the resignation of the then CEO,  Mr Riddle. Mr. Stoneburner will continue to serve as Chairman of the Board. Upon concluding his tenure as interim CEO, Mr. Stoneburner will resume his status as an independent Board member.
Mr. Abbott has over 25 years’ upstream oil and gas experience spanning unconventional shale operations, business planning, corporate finance and strategy. He was formerly the Chief Operating Officer (“COO”) at Appalachian Basin
(Marcellus and Utica shale) producer Seneca Resources Company, LLC.
Subscription Agreements
In October 2025, the Company announced entering into a subscription agreement (the “PIPE”) with certain investors, including: Mr. Bryan Sheffield, Mr. Scott Sheffield and other directors and certain of our employees and officers (the
“PIPE Investors”). The PIPE entered into between the Company and the PIPE investors closed on January 16, 2026 upon issuance of 1,524,337 shares of common stock for $21.00 per share by the Company. Total gross proceeds from this issuance under the PIPE was $32.0 million and received in cash in January 2026.
Retention License Application Extension
In a letter signed by DWE on February 10, 2026, both Tamboran and DWE have agreed to extend the February 14,
2026, deadline to February 27, 2026 for the retention licenses to be applied for in the FSDAs. (Refer Note 2)
Long-term debt under Syndicated Facility
Through February 11, 2026, total drawdowns of $3.3 million, $0.7 million and $4.0 million were made from the
Syndicated Facility for Tranches 1A , 1B and 2, respectively.
The Group has evaluated its subsequent events occurring after December 31, 2025, through February 11, 2026, which represents the date these condensed consolidated financial statements were available to be issued. No further subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements, the accompanying notes to the condensed consolidated financial statements and other financial information included in this report and in our Annual Report on Form 10-K for the year ended June 30,
2025. For further information on items that could impact our financial condition and operating performance, see the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended June 30,
2025, and “Cautionary Note Regarding Forward-Looking Statements” in this report.
The following tables present selected financial information for the periods presented (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024

Revenue and other operating income	$—	$—	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(3,320)	(1,683)	(5,314)	(3,902)
Consultancy, legal and professional fees	(912)	(1,004)	(2,734)	(2,684)
Depreciation and amortization	(2)	(31)	(3)	(61)
Loss on remeasurement of assets classified as held for sale	—	—	—	(376)
Accretion of asset retirement obligations	(293)	(242)	(582)	(500)
Exploration expense	(426)	(1,473)	(1,109)	(2,483)
Camp expense recoveries, net	(1,025)	—	(2,654)	—
LNG feasibility study expense	(136)	(3,233)	(326)	(3,233)
Checkerboard fee	—	(5,950)	—	(5,950)
General and administrative	(1,689)	(1,399)	(3,287)	(2,804)
Total operating costs and expenses	(7,802)	(15,015)	(16,008)	(21,993)
Other income (expense):
Interest income (expense), net	238	705	(67)	1,501
Foreign exchange gain (loss), net	8	(1,228)	(543)	(1,482)
Other income (expense), net	—	37	—	(282)
Total other income (expense)	246	(486)	(610)	(263)
Net loss	(7,556)	(15,500)	(16,617)	(22,256)
Foreign currency translation	6,756	(29,158)	8,493	(17,010)
Total comprehensive income (loss) attributable to noncontrolling interest	54	(5,359)	(948)	(4,792)
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	$(854)	$(39,299)	$(7,176)	$(34,474)
Certain amounts in the Group's consolidated financial statements may not add up or recalculate due to rounding.

Results of Operations for the Three Months Ended December 31, 2025 and 2024
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the three months ended December 31, 2025 and 2024, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-based compensation, increased by $1.6 million during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, largely due to the transition to a calendar year employee bonus schedule and compensation awarded to the interim CEO.
Consultancy, legal and professional fees. Consultancy, legal and professional fees remained fairly consistent period-
over-period.
Accretion of asset retirement obligations expense. For the three months ended December 31, 2025, an expense for accretion of asset retirement obligations of $0.3 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad. The incremental expense period over period is driven by the three wells drilled in Q1 which had a full quarter of accretion in the current period.
Exploration expense. For the three months ended December 31, 2025, the exploration expense decreased by $1.0 million as compared to the three months ended December 31, 2024 as the current period was heavily focused on the drilling of SS-4H, SS-5H, and SS-6H, resulting in a larger portion of costs capitalized and less costs incurred related to topographical, geographical and geophysical studies.
Camp expense recoveries, net. For the three months ended December 31, 2025, expenses for the newly established field camp of $1.0 million were recognized primarily related to camp utilization, camp services, and related consumables.
These costs are offset by recoveries from external parties who utilize the camp.
LNG feasibility study expense. During the three months ended December 31, 2025, the Group incurred expenses of
$0.1 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility. These studies were substantially completed in the prior period.
Checkerboard fee. During the three months ended December 31, 2024, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November
2024 and is a nonrecurring event.
General and administrative. General and administrative costs increased by $0.3 million during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024, primarily as a result of increased expenses related to headcount.
Interest income (expense), net. Interest income, net decreased by $0.5 million during the three months ended
December 31, 2025, as compared to the three months ended December 31, 2024, primarily due to the increase in interest expense on increased drawdowns for bank guarantees under the Facility Agreement with Macquarie Bank Limited entered into in December 2024.
Foreign currency translation. For the three months ended December 31, 2025, we recognized a foreign currency translation gain of $6.8 million, primarily due to the slight strengthening of the Australian Dollar as of December 31, 2025,
as compared to September 30, 2025. In the three months ended December 31, 2024, we recognized a foreign currency translation loss of $29.2 million, primarily due to the significant weakening of the Australian Dollar as of December 31,
2024, as compared to September 30, 2024. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended
December 31, 2025, and 2024. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Results of Operations for the Six Months Ended December 31, 2025 and 2024
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the six months ended December 31, 2025 and 2024, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-based compensation, increased by $1.4 million during the six months ended December 31, 2025, as compared to the six months ended December 31, 2024, largely due to the transition to a calendar year employee bonus schedule and compensation awarded to the interim CEO.
Consultancy, legal and professional fees. Consultancy, legal and professional fees remained fairly consistent period-
over-period.
Accretion of asset retirement obligations expense. For the six months ended December 31, 2025, an expense for accretion of asset retirement obligations of $0.6 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad. The incremental expense period over period is driven by the three wells drilled in Q1 which had a full quarter of accretion in the current period.
Exploration expense. For the six months ended December 31, 2025, the exploration expense decreased by $1.4 million as compared to the six months ended December 31, 2024 as the current period was heavily focused on the drilling of SS-4H, SS-5H, and SS-6H, resulting in a larger portion of costs capitalized and less costs incurred related to topographical, geographical and geophysical studies.
Camp expense recoveries, net. For the six months ended December 31, 2025, expenses for the newly established field camp of $2.7 million were recognized primarily related to mobilization expenses of the modular buildings and related equipment to the site, camp utilization, camp services, and related consumables. These costs are offset by recoveries from external parties who utilize the camp.
LNG feasibility study expense. During the six months ended December 31, 2025, the Group incurred expenses of
$0.3 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility. These studies were substantially completed in the prior period.
Checkerboard fee. During the six months ended December 31, 2024, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November
2024 and is a nonrecurring event.
General and administrative. General and administrative costs increased by $0.5 million during the six months ended December 31, 2025, as compared to the six months ended December 31, 2024, primarily as a result of increased expenses related to headcount.
Interest income (expense), net. Interest income, net decreased by $1.6 million during the six months ended
December 31, 2025, as compared to the six months ended December 31, 2024, primarily due to the increase in interest expense on increased drawdowns for bank guarantees under the Facility Agreement with Macquarie Bank Limited entered into in December 2024.
Foreign currency translation. For the six months ended December 31, 2025, we recognized a foreign currency translation gain of $8.5 million, primarily due to the slight strengthening of the Australian Dollar as of December 31, 2025,
as compared to June 30, 2025. In the six months ended December 31, 2024, we recognized a foreign currency translation loss of $17.0 million, primarily due to the significant weakening of the Australian Dollar as of December 31, 2024, as
compared to June 30, 2024. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the six months ended
December 31, 2025, and 2024. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources
We are a development stage company and will continue to be so until commencement of substantial production from our natural gas properties. We do not expect to generate any revenue from production until the second half of calendar year
2026, at the earliest, which will depend upon successful drilling results, additional and timely capital funding, negotiation of certain commercial agreements and access to suitable infrastructure. Until then, our primary sources of liquidity are expected to be cash on hand and funds from future private and public equity placements, debt funding and/or asset sales.
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
For the remainder of the fiscal year ending June 30, 2026, we estimate that we will need to invest approximately
$45.5 million to progress our development plans. We expect the proceeds from the public offering during the current fiscal period and PIPE announced in October 2025 (PIPE proceeds received in January 2026), together with our existing cash on hand, to be sufficient to fund remaining drilling and stimulation costs of SS-4H, SS-5H and SS-6H and to carry out flow testing of SS-5H. However, we may require significant additional funds earlier than we currently expect in order to execute our strategy as planned. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$83,404	$39,439
As of December 31, 2025, we had $83.4 million of cash and cash equivalents. This balance represents an increase of
$44.0 million from June 30, 2025. Cash calls received, proceeds from our subscription agreements to institutional investors and Share Purchase Plan, proceeds from the Syndicated Facility during the period were primarily offset by spending from operations on the SS-4H, SS-5H and SS-6H pilot wells, construction of the SPCF facility and other corporate expenditure in the fiscal period.

Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	December 31, 2025	June 30, 2025
Capital commitments:
Sweetpea	$23,327	$23,115
EP 161	5,848	2,302
Beetaloo Joint Venture	76,609	75,630
Midstream	$12,116	$9,056
Sweetpea
Sweetpea’s committed spend as of December 31, 2025, was $23.3 million, which was related to two licenses, EP 136 with total commitments of $14.0 million and EP 143 with total commitments of $9.3 million.
A variation application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November
2025, requesting an extension of the permit for a period of 18 months. This application remains under review. As such, the
Group maintains a minimum work program commitment of $14.0 million.
An application for EP 143 was submitted to and approved by DME in December 2025 requesting to suspend the work program conditions for a period of six months to June 30, 2026. The total minimum work program commitments remain the same at $9.3 million.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program for twelve months to March 2027 which includes the drilling and stimulation of two horizontal wells along with related geological and geophysical studies. Our commitment through March
2027 is expected to be $5.8 million based on the minimum work requirements. There are no minimum commitment requirements after March 2027.
Beetaloo Joint Venture
An application was submitted to DME in September 2024 to vary the year 2 and 3 work program and was approved in November 2024. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $76.6 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $10.7 million, EP 98 of $54.2 million and EP 117 of $11.7 million.
Midstream
Committed spend remaining for the SPCF project as of December 31, 2025, was $12.1 million which was related to the remaining procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility.
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

As of December 31, 2025, there was A$32.2 million of letters of credits issued under the Facility Agreement. As of
December 31, 2025 there was A$1.7 million of unused credit under Facility A and A$1.1 million of unused credit under
Facility B and Facility C.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended December 31,
	2025	2024
Statement of Cash Flows:
Net cash used in operating activities	$(14,506)	$(8,902)
Net cash used in investing activities	(66,543)	(35,805)
Net cash from financing activities	$133,494	$31,360
Net Cash Used in Operating Activities
For the six months ended December 31, 2025, net cash used in operating activities was $14.5 million during which we incurred a net loss of $16.6 million compared to net cash used in operating activities for the six months ended
December 31, 2024 of $8.9 million, during which we incurred a net loss of $22.3 million. The net loss for the six months ended December 31, 2025, included the non-cash impacts of depreciation and amortization, stock-based compensation, performance bond facility fees, accretion of asset retirement obligations, interest expense, and foreign exchange differences. Additionally, in the six months ended December 31, 2025, net unfavorable changes in operating assets and liabilities totaled $1.5 million, primarily consisting of a $2.2 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a less than $0.1 million decrease in trade and other receivables and a
$0.1 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the six months ended December 31, 2025, net cash used in investing activities was $66.5 million compared to
$35.8 million for the six months ended December 31, 2024. In the period ended December 31, 2025, there was spend on exploration and evaluation activities of $47.2 million in connection with the drilling of the SS-4H, SS-5H and SS-6H pilot wells, expenditure of $14.2 million of spend related to SPCF, $1.8 million incurred in connection with the proposed Falcon
Acquisition, $2.0 million related to interest on financing lease liabilities and $1.2 million related to interest on borrowings under our SPCF Syndicated Facility Agreement.
Net Cash from Financing Activities
For the six months ended December 31, 2025, net cash received from financing activities was $133.5 million compared to $31.4 million received for the six months ended December 31, 2024. The increase was primarily due to proceeds from the issuance of common stock of $78.4 million that occurred in the current fiscal period compared to $7.4 million in gross proceeds from the greenshoe option exercised in July 2024, $32.5 million of proceeds from the Syndicated
Facility, $36.4 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls, partially offset by common stock issuance transaction costs of $4.5 million, payment of debt issuance costs of $2.9 million, repayments of finance lease liabilities of $6.1 million and $0.3 million related to the payment of performance bond facility establishment fees.
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
The impact of, and any associated risks related to, estimates and assumptions are discussed within Management’s
Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Condensed
Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Group’s reported and expected financial results.

For additional information on our critical accounting estimates, refer to Management's Discussion and Analysis of
Critical Accounting Estimates included in Part II, Item 7 of the Group's Annual Report on Form 10-K for the year ended
June 30, 2025, as filed with SEC on September 25, 2025. There have been no material changes in critical accounting estimates at December 31, 2025 from those described in the Group’s Annual Report on Form 10-K for the year ended
June 30, 2025.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.  Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31,
2025, our disclosure controls and procedures as of such date were not effective at the reasonable assurance level due to the material weakness that was disclosed in our Annual Report on Form 10-K for the years ended June 30, 2025 and June 30, 2024.
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
Status of Remediation Efforts
In response to the material weakness identified and described above, our management, with the oversight of the Audit & Risk Management Committee of our Board of Directors, has begun the process of, and is committed to, designing and implementing effective measures to strengthen our internal controls over financial reporting and remediate the material weakness.
Our planned internal control remediation efforts, which are underway, include:
•We have engaged a third–party consulting firm to assist with the documentation of our processes and internal controls over financial reporting. During the second quarter of fiscal year 2026, management, with the help of our third-party consulting firm, performed a risk assessment and walkthroughs of our key business and IT processes to facilitate the design and documentation of internal controls, including those that would be necessary to effectively remediate the existing material weakness. A walkthrough is performed to gain comfort regarding the design effectiveness of the key controls. Further assessments will be made of these controls to conclude on design and operating effectiveness and determine additional actions needed in support of remediation of this material weakness.
•Our recently hired Vice President of Information Technology and Financial Reporting Manager, with extensive knowledge in their respective fields, have implemented, enhanced, and formalized procedures in their relevant areas, which will assist in the remediation of the above control deficiencies. We will continue to assess our needs and hire accounting and finance personnel to ensure reporting requirements are met and segregation of duties are maintained.
•We selected and implemented a new ERP System at the start of fiscal year 2025 to facilitate recording and reporting of transactions for all entities.
•We will provide training to control owners, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the completeness and accuracy of the operation of internal controls.
•For certain complex transactions executed during this fiscal period, we engaged technical specialists, as appropriate, to ensure accurate accounting and the preparation of accounting memoranda. We will continue to evaluate our practices related to significant non-recurring transactions and continue to implement improvements in those practices, including the development of a more comprehensive review process and monitoring controls over significant transactions.
While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.
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
Item 1A. Risk Factors
There are numerous factors that affect our business and operating results, many of which are beyond our control.
Except as provided below, there have been no material changes in risk factors for the quarterly period ended December 31,
2025 from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Risks Related to the Pending Falcon Acquisition
Tamboran stockholders and Falcon shareholders, in each case as of immediately prior to the Falcon Acquisition, will have significantly reduced ownership in the combined company.
Tamboran anticipates issuing 6,537,503 shares of Tamboran common stock to Falcon in exchange for Falcon’s equity interests in the Falcon Entities. Following the completion of the Falcon Acquisition, it is anticipated that persons who were stockholders and shareholders of Tamboran and Falcon, respectively, immediately prior to the Falcon
Acquisition will own approximately 77.6% and 22.4% of the combined company, respectively, with Tamboran maintaining control over the combined company. As a result, Tamboran’s current stockholders and Falcon’s current shareholders will have less influence on the policies of the combined company than they currently have on Tamboran’s policies and Falcon’s policies, respectively.
The Falcon Parent stock consideration will not be adjusted in the event of any change in either Tamboran’s or Falcon’s share price.
Upon completion of the Falcon Acquisition, Falcon’s shareholders will receive 6,537,503 shares of Tamboran common stock. The Falcon Parent stock consideration was generally fixed in the Arrangement Agreement and will not be adjusted to reflect changes in the market price of either Falcon common shares or Tamboran common stock before the arrangement is completed. Stock price changes may result from a variety of factors (many of which are beyond
Tamboran’s and Falcon’s control), including the following:
•changes in Tamboran’s and Falcon’s respective businesses, operations and prospects;
•investor behavior and strategies, including market assessments of the likelihood that the arrangement will be completed, including related considerations regarding court approval and regulatory clearance or approval, if any, of the arrangement; or
•interest rates, general market and economic conditions and other factors generally affecting the price of
Tamboran’s and Falcon’s shares; and
•foreign, federal, state, provincial and local legislation, governmental regulation and legal developments in the businesses in which Tamboran and Falcon operate.

The price of Tamboran common stock at the completion of the Falcon Acquisition will vary from its price on the date the Arrangement Agreement was executed, the date of this proxy statement, the date of the special meeting and the effective date. As a result, the market value represented by the number of shares issued to Falcon will also vary. For example, based on the range of closing prices of Tamboran common stock during the period from September 29, 2025, the trading day before the date of the public announcement of the Falcon Acquisition, through January 26, 2026, the latest practicable date before the date of this proxy statement, the total Falcon Parent stock consideration represented a market value ranging from a low of $147,747,567.80 to a high of $199,001,591.32.
The arrangement is subject to a number of conditions which may delay the Falcon Acquisition and could result in additional expenditures of money and resources or reduce the anticipated benefits, or result in termination of the
Arrangement Agreement and Tamboran having to pay a termination fee.
Tamboran’s and Falcon’s respective obligations to consummate the Falcon Acquisition are subject to the satisfaction
(or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the
Arrangement Agreement, including the approval by Tamboran stockholders of the issuance of the Falcon Parent stock consideration to Falcon, the approval and adoption of the arrangement resolution by the Falcon shareholders, the approval of the arrangement by the Court on terms consistent with the Arrangement Agreement and otherwise reasonably satisfactory to the parties and receipt of certain regulatory clearances and approvals. Many of the conditions to completion of the arrangement are not within Tamboran’s control and Tamboran cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the termination date, it is possible that the
Arrangement Agreement may be terminated. The Arrangement Agreement provides that, upon termination of the
Arrangement Agreement under certain circumstances, Tamboran or Falcon would be required to pay the other party a termination fee of $3.75 million and $1.62 million, respectively. In addition, Falcon would be required to reimburse
Tamboran for its documented out-of-pocket expenses incurred in connection with the arrangement under certain circumstances.
Although the parties have agreed to use reasonable best efforts, subject to certain limitations, to complete the arrangement promptly, these and other conditions may fail to be satisfied. In addition, completion of the arrangement may take longer and could cost more than we expect. The requirements for obtaining the regulatory approvals, including approval of the TSX Venture Exchange (the “TSXV”), could delay the completion of the Falcon Acquisition for a significant period of time or prevent them from occurring. Any delay in completing the Falcon Acquisition may adversely affect the benefits that Tamboran expects to achieve if the Falcon Acquisition and the integration of businesses were to be completed within the expected timeframe.
If a governmental authority asserts objections to the Falcon Acquisition, Tamboran may be unable to complete the
Falcon Acquisition or, in order to do so, Tamboran or Falcon may be required to comply with material restrictions or satisfy material conditions.
Closing is subject to the condition that there is no order preventing the consummation of the Falcon Acquisition and no law applicable to the Falcon Acquisition that makes consummation of the Falcon Acquisition illegal. Pursuant to the
Arrangement Agreement, Tamboran and Falcon have agreed to use reasonable best efforts, subject to certain limitations, to complete the Falcon Acquisition promptly.
There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the Falcon Acquisition. If Tamboran or Falcon takes such actions, it may be detrimental to them or to the combined company following the consummation of the Falcon Acquisition. Furthermore, these actions may have the effect of delaying or preventing consummation of the Falcon Acquisition or imposing additional costs on or limiting the revenue or cash available for distribution of the combined company following the consummation of the Falcon Acquisition. There are also limitations in the Arrangement Agreement on the actions Tamboran is required to take in order to address any governmental authority objections to the Falcon Acquisition; so, depending on the nature of the governmental authority objections to the Falcon Acquisition, Tamboran may decline to agree to take such actions resulting in the failure of the Falcon Acquisition to be completed.
Tamboran or Falcon may waive one or more of the closing conditions without re-soliciting approval by Tamboran stockholders.
Tamboran or Falcon may determine to waive, in whole or part, one or more of the conditions to closing prior to
Tamboran or Falcon, as the case may be, being obligated to consummate the Falcon Acquisition. Tamboran expects to evaluate the materiality of any proposed waiver and its effect on Tamboran stockholders in light of the facts and circumstances at the time, to determine whether any amendment of this proxy statement or any re-solicitation of proxies is required in light of such waiver. Any determination whether to waive any condition to closing or to re-solicit stockholder approval or amending or supplementing this proxy statement as a result of a waiver will be made by Tamboran at the time of such waiver based on the facts and circumstances as they exist at that time.
The business relationships of Tamboran and Falcon, as applicable, may be subject to disruption due to uncertainty associated with the Falcon Acquisition, which could have a material adverse effect on the results of operations, cash flows and financial position of Tamboran pending and following the Falcon Acquisition.
Parties with which Tamboran and Falcon, as applicable, does business may experience uncertainty associated with the Falcon Acquisition, including with respect to current or future business relationships with Tamboran following the
Falcon Acquisition. Tamboran’s and Falcon’s business relationships may be subject to disruption as joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than Tamboran or Falcon, as applicable, following the Falcon Acquisition. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of Tamboran, regardless of whether the Falcon Acquisition is completed, as well as a material and adverse effect on Tamboran’s ability to realize the expected benefits of the Falcon Acquisition. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Falcon Acquisition or termination of the Arrangement Agreement.
The Arrangement Agreement subjects Tamboran to restrictions on its business activities prior to the Closing, limits its ability to pursue alternatives to the Falcon Acquisition and may discourage other companies from making a favorable alternative transaction proposal.
The Arrangement Agreement subjects Tamboran to restrictions on its business activities prior to the Closing. The
Arrangement Agreement obligates Tamboran to generally conduct its businesses in the ordinary course until the Closing and to, among other things, use its reasonable best efforts to (i) preserve substantially intact its present business organization, goodwill and assets, (ii) keep available the services of its current officers and employees and (iii) preserve its existing relationships with governmental entities and others having significant business dealings with Tamboran. These restrictions could prevent Tamboran from pursuing certain business opportunities that arise prior to the Closing and are outside the ordinary course of business.
Tamboran is subject to customary restrictions on its ability to solicit alternative acquisition proposals and to provide information to, or engage in discussions with, third parties regarding such proposals, except that Tamboran is permitted in limited circumstances prior to receiving approval from Tamboran stockholders of the issuance of new shares of Tamboran common stock to Falcon in the Falcon Acquisition to provide information to, and engage in discussions with, a party which has made an unsolicited acquisition proposal that the Tamboran board of directors has determined constitutes or would reasonably be expected to constitute a superior proposal. Furthermore, in limited circumstances prior to receiving stockholder approval, the Tamboran board of directors may effect a change of its recommendation in response to an applicable intervening event if the Tamboran board of directors determines in good faith that a failure to effect a change in recommendation would be reasonably likely to be inconsistent with the Tamboran board of director’s fiduciary duties.
Tamboran does not currently control the Falcon Entities.
Tamboran will not control the Falcon Entities until completion of the Falcon Acquisition and the business and results of operations of the Falcon Entities may be adversely affected by events that are outside of Tamboran’s control during the intervening period. The performance of the Falcon Entities may be influenced by, among other factors, economic downturns, changes in commodity prices, political instability in the countries in which the Falcon Entities operate, changes in applicable laws, expropriation, increased environmental regulation, volatility in the financial markets, unfavorable regulatory decisions, litigation, rising costs, civic and labor unrest, disagreements with joint venture partners, delays in ongoing exploration and development projects and other factors beyond Tamboran’s control. As a result of any one or more of these factors, among others, the operations and financial performance of the Falcon Entities may be negatively affected, which may adversely affect the future financial results of the combined company.
Failure to complete the Falcon Acquisition could negatively impact Tamboran's stock price and have a material adverse effect on its results of operations, cash flows and financial position.
If the Falcon Acquisition is not completed for any reason, including as a result of failure to obtain all requisite
Regulatory Approvals, approval of the TSXV or if the Tamboran stockholders or Falcon shareholders fail to approve the stock issuance proposal, the ASX capacity proposal and the Falcon Acquisition resolution, respectively, the ongoing businesses of Tamboran may be materially adversely affected and, without realizing any of the benefits of having completed the Falcon Acquisition, Tamboran would be subject to a number of risks, including the following:
•Tamboran may experience negative reactions from the financial markets, including negative impacts on our stock price;
•Tamboran and its subsidiaries may experience negative reactions from their joint venture partners and other business partners;
•Tamboran will still be required to pay certain significant costs relating to the Falcon Acquisition, such as legal, accounting, financial advisor and printing fees;
•Tamboran may be required to pay a termination fee as required by the Arrangement Agreement;
•the Arrangement Agreement places certain restrictions on the conduct of Tamboran’s business prior to the completion of the Arrangement Agreement, which may delay or prevent Tamboran from undertaking business opportunities that, absent the Arrangement Agreement, may have been pursued;
•matters relating to the Falcon Acquisition (including integration planning) require substantial commitments of time and resources by Tamboran's management, which may have resulted in the distraction of Tamboran's management from ongoing business operations and pursuing other opportunities that could have been beneficial to the companies; and
•litigation related to any failure to complete the Falcon Acquisition or related to any enforcement proceeding commenced against Tamboran to perform its obligations pursuant to the Arrangement Agreement.
If the Falcon Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on Tamboran's results of operations, cash flows, financial position and stock price.
Tamboran and Falcon are expected to incur significant transaction costs in connection with the Falcon Acquisition, which may be in excess of those anticipated by them.
Tamboran and Falcon have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Falcon Acquisition and combining the operations of the two companies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by Tamboran whether or not the Falcon
Acquisition is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to legal, accounting and other advisors, employee retention, severance and benefit costs, and filing fees. Tamboran will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and other employment-related costs. Tamboran and Falcon will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Falcon Acquisition and the integration of the two companies’ businesses. While Tamboran and Falcon have assumed that a certain level of expenses would be incurred, there are many factors beyond their control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by Tamboran even if the Falcon
Acquisition is not completed, could have an adverse effect on Tamboran’s financial condition and operating results.
Litigation relating to the Falcon Acquisition could result in an injunction preventing the completion of the Falcon
Acquisition and/or substantial costs to Tamboran and Falcon.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisitions, mergers or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Tamboran’s and Falcon’s respective liquidity and financial condition.
Lawsuits may be brought against Tamboran, Falcon or their respective directors which could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Arrangement Agreement already implemented and to otherwise enjoin the parties from consummating the Falcon Acquisition. One of the conditions to the
Closing is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the Closing.
Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Falcon Acquisition, that injunction may delay or prevent the Falcon Acquisition from being completed within the expected timeframe or at all, which may adversely affect Tamboran’s and Falcon’s respective business, financial position, results of operations and cash flows.
There can be no assurance that any of the defendants will be successful in the outcome of any pending or any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Falcon
Acquisition is completed may adversely affect Tamboran’s or Falcon’s respective business, financial condition, results of operations and cash flows.
Falcon may have liabilities that are not known to Tamboran.
Falcon may have liabilities that Tamboran failed, or was unable, to discover in the course of performing its due diligence investigations. Other than publicly available information, all historical information relating to Falcon and its subsidiaries has been provided in exclusive reliance on the information made available to us by Falcon and its representatives. Through the completion of the Falcon Acquisition, Falcon continues to be obligated to file certain reports with the TSXV and AIM. Additionally, pursuant to the Arrangement Agreement, during the period from the date of the
Arrangement Agreement until the earlier of the effective time and the termination thereof, Falcon is required to notify us in writing of any material change in the business, operations, results of operations, properties, assets, liabilities (whether absolute, accrued, contingent or otherwise), or financial condition of it and its subsidiaries on a consolidated basis or any change in any representation or warranty it has provided in the Arrangement Agreement that may render any representation or warranty misleading or untrue in any material respect. Tamboran may learn additional information about the other party that materially adversely affects it, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. As a result of these factors, the combined company may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in the combined company reporting losses. Even if Tamboran’s due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on the combined company’s financial condition and results of operations and could contribute to negative market perceptions about Tamboran common stock.
Potential payments to Falcon shareholders who exercise dissent rights could have an adverse effect on the combined company’s financial condition.
Falcon shareholders have the right to exercise dissent rights and demand payment equal to the fair value of their
Falcon common shares. If dissent rights are properly exercised in respect of a significant number of Falcon common shares, a substantial payment may be required to be made to such Falcon shareholders, which could have an adverse effect on the combined company’s financial condition and cash flows.
Risk Factors Relating to the Combined Company Following the Arrangement
The combined company may be unable to integrate the businesses of Tamboran and the Falcon Entities successfully or realize the anticipated benefits of the Falcon Acquisition.
The Falcon Acquisition involves the combination of an independent public company with the subsidiaries of another independent public company. The combination of independent businesses is complex, costly and time consuming, and each of Tamboran and Falcon will be required to devote significant management attention and resources to integrating the business practices and operations of the Falcon Entities into Tamboran. Potential difficulties that Tamboran and Falcon may encounter as part of the integration process include the following:
•the inability to successfully combine the business of Tamboran and the Falcon Entities in a manner that permits the combined company to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Falcon Acquisition;
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
In addition, Tamboran and Falcon have operated and, until the completion of the Falcon Acquisition, will continue to operate, independently. It is possible that the integration process could result in:
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
The trading price and volume of the combined company common stock may be volatile following the Falcon
Acquisition.
The trading price and volume of the combined company common stock may be volatile following completion of the
Falcon Acquisition. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the combined company common stock. As a result, you may suffer a loss on your investment. Many factors may impair the market for the combined company common stock and the ability of investors to sell shares at an attractive price, and could also cause the market price and demand for the combined company common stock to fluctuate substantially, which may negatively affect the price and liquidity of the combined company common stock. Many of these factors and conditions are beyond the control of the combined company or the combined company stockholders.
The market price of Tamboran common stock may decline if large amounts of Tamboran common stock are sold following the Falcon Acquisition and may be affected by factors different from those that historically have affected or currently affect the market price of Tamboran common stock.
The market price of Tamboran common stock may fluctuate significantly following completion of the Falcon
Acquisition and holders of Tamboran common stock could lose some or all of the value of their investment. If the Falcon
Acquisition is consummated, Tamboran will issue shares of Tamboran common stock to former Falcon shareholders. The
Arrangement Agreement contains no restrictions on the ability of former Falcon shareholders to sell or otherwise dispose of such shares following completion of the Falcon Acquisition. Former Falcon shareholders may decide not to hold the shares of Tamboran common stock that they receive in the Falcon Acquisition, and Tamboran’s historic stockholders may decide to reduce their investment in Tamboran as a result of the changes to Tamboran’s investment profile as a result of the
Falcon Acquisition. These sales of Tamboran common stock (or the perception that these sales may occur) could have the effect of depressing the market price for Tamboran common stock. In addition, Tamboran’s financial position after completion of the Falcon Acquisition may differ from its financial position before the completion of the Falcon
Acquisition, and the results of Tamboran’s operations and cash flows after the completion of the Falcon Acquisition may be affected by factors different from those currently affecting its financial position or results of operations and cash flows, all of which could adversely affect the market price of Tamboran common stock. Accordingly, the market price and performance of Tamboran common stock is likely to be different from the performance of Tamboran common stock prior to the Falcon Acquisition. Furthermore, the stock market has experienced significant price and volume fluctuations in recent times which, if they continue to occur, could have a material adverse effect on the market for, or liquidity of,
Tamboran common stock, regardless of our actual operating performance.
The anticipated benefits attributable to the Falcon Acquisition may vary from expectations.
The combined company may fail to realize the anticipated benefits expected from the Falcon Acquisition, which could adversely affect the combined company’s business, financial condition and operating results. The success of the
Falcon Acquisition will depend, in significant part, on the combined company’s ability to successfully integrate the acquired business and realize the anticipated strategic benefits from the combination. Tamboran believes that the combination of the two leading Beetaloo Basin businesses will provide a pro forma 2.9 million net prospective acres across the Beetaloo Basin depocenter. The anticipated benefits of the Falcon Acquisition may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits expected from the Falcon Acquisition within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.
The Falcon Acquisition may result in a loss of joint venture partners and other business partners and may result in the termination of existing contracts.
Following the Falcon Acquisition, some of the joint venture partners and other business partners of Tamboran or
Falcon may terminate or scale back their current or prospective business relationships with the combined company. Some customers may not wish to source a larger percentage of their needs from a single company or may feel that the combined company is too closely allied with one of their competitors. In addition, Tamboran and Falcon have contracts with joint venture partners and other business partners that may require Tamboran or Falcon to obtain consents from these other parties in connection with the Falcon Acquisition, which may not be obtained on favorable terms or at all. If relationships with joint venture partners and other business partners are adversely affected by the Falcon Acquisition, or if the combined company, following the Falcon Acquisition, loses the benefits of the contracts of Tamboran or Falcon, the combined company’s business and financial performance could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors
None.
(c) Insider Trading Arrangements and Policies
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.

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

10.2	Form of Subscription Agreement (B. Sheffield) (furnished as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2025, File No. 001-42149, and incorporated herein by reference).
10.3	Form of Subscription Agreement (D&O) (furnished as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 22, 2025, File No. 001-42149, and incorporated herein by reference).
10.4	Form of Subscription Agreement (furnished as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 22, 2025, File No. 001-42149, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the
Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and
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
Date: February 11, 2026
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer