Form 10-Q
period 2026-03-31
Tamboran Resources Corp
filed 2026-05-13
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of May 1,
2026 was 28,318,909.

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
It is possible that the future financial performance of Tamboran Resources Corporation (the “Company”) may differ from expectations due to a variety of factors, including but not limited to: our early stage of development with no material revenue expected until late 2026 and our limited operating history; the substantial additional capital required for our business plan, which we may be unable to raise on acceptable terms; risks related to the Falcon Acquisition (as defined below), including the risk that Tamboran and Falcon (as defined below) are expected to incur significant transaction costs in connection with the Falcon Acquisition, potential litigation related to the Falcon Acquisition, the risk that the combined company may be unable to realize the anticipated benefits of the Falcon Acquisition and the risk that the Falcon
Acquisition may result in a loss of joint venture partners and other business partners and may result in the termination of existing contracts; our strategy to deliver natural gas to the Australian East Coast and select Asian markets being contingent upon constructing additional pipeline capacity, which may not be secured; the absence of proved reserves and the risk that our drilling may not yield natural gas in commercial quantities or quality; the speculative nature of drilling activities, which involve significant costs and may not result in discoveries or additions to our future production or reserves; the challenges associated with importing U.S. practices and technology to the Northern Territory, which could affect our operations and growth due to limited local experience; the critical need for timely access to appropriate equipment and infrastructure, which may impact our market access and business plan execution; the operational complexities and inherent risks of drilling, completions, workover, and hydraulic fracturing operations that could adversely affect our business; the volatility of natural gas prices and its potential adverse effect on our financial condition and operations; the risks of construction delays, cost overruns, and negative effects on our financial and operational performance associated with midstream projects; the potential fundamental impact on our business if our assessments of the Beetaloo are materially inaccurate; the concentration of all our assets and operations in the Beetaloo, making us susceptible to region-specific risks; our inability to make accretive acquisitions or successfully integrate acquired businesses or assets, including in connection with the
Falcon Acquisition; the substantial doubt raised by our recurring operational losses, negative cash flows, and cumulative net losses about our ability to continue as a going concern; complex laws and regulations that could affect our operational costs and feasibility or lead to significant liabilities; community opposition that could result in costly delays and impede our ability to obtain necessary government approvals; exploration and development activities in the Beetaloo that may lead to legal disputes, operational disruptions, and reputational damage due to native title and heritage issues; the requirement to produce natural gas on a Scope 1 net zero basis upon commencement of commercial production, with internal goals for operational net zero, which may increase our production costs; the increased attention to environmental, social and governance (“ESG”) matters and environmental conservation measures that could adversely impact our business operations; risks related to our corporate structure; risks related to our common stock and CHESS Depository Interests
(“CDIs”); and the other risk factors discussed in this report and the Company’s filings with the Securities and Exchange
Commission (the “SEC”).
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

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

		(Unaudited)
	Note	March 31, 2026	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents		$88,151	$39,439
Restricted cash		13,766	5,722
Trade and other receivables:		—
Joint interest billings	2	3,888	8,191
ATO receivable		2,711	1,219
Other receivables		227	222
Prepaid expenses and other current assets		9,363	1,903
Total current assets		118,106	56,696
Natural gas properties, successful efforts method:
Unproved properties	3	465,020	342,314
Assets under construction - natural gas equipment	3	61,200	24,441
Property, plant and equipment, net	3	601	308
Operating lease right-of-use assets	4	3,275	1,549
Finance lease right-of-use assets	4	15,081	16,544
Prepaid expenses and other non-current assets		8,779	4,610
Total non-current assets		553,956	389,766
TOTAL ASSETS		$672,062	$446,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$42,829	$20,457
Advance against joint interest billings	2	—	450
Current portion of operating lease obligations	4	2,491	391
Current portion of finance lease obligations	4	13,776	15,307
Total current liabilities		59,096	36,605
Operating lease obligations	4	874	1,175
Finance lease obligations	4	9,049	9,523
Asset retirement obligations	7	11,053	9,649
Long-term debt, net	6	44,575	—
Other non-current liabilities		837	57
Total non-current liabilities		66,388	20,404
Total liabilities		125,484	57,009
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 authorized; 22,667,289 and 16,717,289 issued and outstanding at March 31, 2026 and June 30, 2025, respectively		23	17
Additional paid-in capital		575,473	464,407
Accumulated other comprehensive income (loss)		11,541	(9,421)
Accumulated deficit		(191,483)	(167,281)
Total Tamboran Resources Corporation stockholders’ equity		395,554	287,722
Noncontrolling interest		151,024	101,730
Total stockholders’ equity		546,578	389,452
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$672,062	$446,462
The accompanying notes are an integral part of these condensed financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED) (In thousands, except share and per share amounts)

		Three months ended March 31,		Nine months ended March 31,
	Note	2026	2025	2026	2025
Revenue and other operating income		$—	$—	$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(3,638)	(2,430)	(8,953)	(6,332)
Consultancy, legal and professional fees		(1,562)	(1,420)	(4,295)	(4,104)
Depreciation and amortization		(2)	(23)	(5)	(85)
Loss on remeasurement of assets classified as held for sale		—	—	—	(376)
Accretion of asset retirement obligations	7	(327)	(275)	(908)	(774)
Exploration expense		(670)	(1,201)	(1,778)	(3,684)
Camp (expense) recoveries, net		(626)	—	(3,280)	—
LNG feasibility study expense		(31)	(1,978)	(357)	(5,211)
Checkerboard fee		—	—	—	(5,950)
General and administrative		(1,516)	(1,474)	(4,803)	(4,278)
Total operating costs and expenses		(8,372)	(8,801)	(24,379)	(30,794)

Loss from operations		(8,372)	(8,801)	(24,379)	(30,794)
Other income (expense)
Interest income (expense), net		658	51	591	1,553
Foreign exchange gain (loss), net		(2,901)	142	(3,444)	(1,340)
Other income (expense), net		—	435	—	153
Total other income (expense)		(2,243)	628	(2,853)	366

Net loss		(10,615)	(8,173)	(27,232)	(30,428)
Less: Net loss attributable to noncontrolling interest		(1,208)	(1,516)	(3,029)	(3,710)
Net loss attributable to Tamboran Resources Corporation stockholders		$(9,407)	$(6,657)	$(24,203)	$(26,718)

Comprehensive income (loss)
Net loss		$(10,615)	$(8,173)	$(27,232)	$(30,428)
Other comprehensive income (loss)
Foreign currency translation		15,536	1,477	24,030	(15,532)
Total comprehensive income (loss)		4,921	(6,696)	(3,202)	(45,960)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		987	(943)	38	(5,735)
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$3,934	$(5,753)	$(3,240)	$(40,225)

Net loss per common stock
Basic and diluted	11	$(0.420)	$(0.458)	$(1.211)	$(1.864)
Weighted average number of common stock outstanding
Basic and diluted	11	22,397,089	14,536,774	19,989,564	14,336,033
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2024	$14	$404,594	$(11,513)	$(130,380)	$262,715	$44,971	$307,686
Issuance of common stock under greenshoe option, net of issuance cost	—	6,931	—	—	6,931	—	6,931
Contributions from noncontrolling interest holders	—	—	—	—	—	5,903	5,903
Stock-based compensation	—	1,129	—	—	1,129	—	1,129
Foreign exchange translation	—	—	10,721	—	10,721	1,427	12,148
Net loss	—	—	—	(5,895)	(5,895)	(861)	(6,756)
Balance at September 30, 2024	$14	$412,654	$(792)	$(136,274)	$275,602	$51,439	$327,041
Issuance of common stock as checkerboard fee	—	5,950	—	—	5,950	—	5,950
Contributions from noncontrolling interest holders	—	—	—	—	—	19,089	19,089
Stock-based compensation	—	1,627	—	—	1,627	—	1,627
Foreign exchange translation	—	—	(25,133)	—	(25,133)	(4,025)	(29,158)
Net loss	—	—	—	(14,167)	(14,167)	(1,333)	(15,500)
Balance at December 31, 2024	$15	$420,231	$(25,925)	$(150,441)	$243,879	$65,170	$309,049
Contributions from noncontrolling interest holders	—	—	—	—	—	21,262	21,262
Stock-based compensation	—	1,719	—	—	1,719	—	1,719
Foreign exchange translation	—	—	905	—	905	572	1,477
Net loss	—	—	—	(6,657)	(6,657)	(1,516)	(8,173)
Balance at March 31, 2025	$15	$421,950	$(25,020)	$(157,098)	$239,846	$85,488	$325,334
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2025	$17	$464,407	$(9,421)	$(167,281)	$287,722	$101,730	$389,452
Issuance of common stock, net of issuance cost	1	13,127	—	—	13,128	—	13,128
Contributions from noncontrolling interest holders	—	—	—	—	—	19,490	19,490
Stock-based compensation	—	621	—	—	621	—	621
Foreign exchange translation	—	—	1,861	—	1,861	(124)	1,738
Net loss	—	—	—	(8,182)	(8,182)	(879)	(9,061)
Balance at September 30, 2025	$18	$478,155	$(7,560)	$(175,463)	$295,150	$120,218	$415,369
Issuance of common stock, net of issuance cost	3	63,511	—	—	63,514	—	63,514
Contributions from noncontrolling interest holders	—	—	—	—	—	11,625	11,625
Stock-based compensation	—	1,045	—	—	1,045	—	1,045
Foreign exchange translation	—	—	5,759	—	5,759	997	6,756
Net loss	—	—	—	(6,613)	(6,613)	(943)	(7,556)
Balance at December 31, 2025	$21	$542,711	$(1,801)	$(182,076)	$358,855	$131,897	$490,752
Issuance of common stock, net of issuance cost	2	31,297		—	31,299	—	31,299
Contributions from noncontrolling interest holders	—	—	—	—	—	18,141	18,141
Stock-based compensation	—	1,465	—	—	1,465	—	1,465
Foreign exchange translation	—	—	13,342	—	13,342	2,194	15,536
Net loss	—	—	—	(9,407)	(9,407)	(1,208)	(10,615)
Balance at March 31, 2026	$23	$575,473	$11,541	$(191,483)	$395,554	$151,024	$546,578
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED) (In thousands)

	Nine months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,232)	$(30,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5	85
Stock-based compensation	2,634	3,028
Foreign exchange (gain) loss, net	3,444	1,340
Performance bonds facility fee	1,717	—
Loss on remeasurement of assets classified as held for sale	—	376
Accretion of asset retirement obligations	908	774
Checkerboard fee	—	5,950
Accrued interest income	(100)	—
Interest expense	151	317
Changes in operating assets and liabilities:
Trade and other receivables	(3,587)	(566)
Prepaid expenses and other assets	(1,523)	(164)
Accounts payable and accrued expenses	(4,234)	(3,900)
Other non-current liabilities	780	(17)
Net cash used in operating activities	(27,037)	(23,205)
Cash flows from investing activities:
Payments for property, plant and equipment	(258)	(231)
Payments for exploration and evaluation	(79,739)	(74,078)
Payments for assets under construction	(24,384)	(11,511)
Payments of third party costs for proposed Falcon Acquisition	(3,040)	—
Proceeds from sale of assets held for sale	—	7,990
Payment of interest on borrowings	(2,940)	—
Payment of interest on finance lease liabilities	(2,552)	(2,020)
Proceeds from government grants for exploration	120	6,169
Net cash used in investing activities	(112,793)	(73,681)
Cash flows from financing activities:
Proceeds from issue of common stock	110,368	—
Proceeds from issue of shares under greenshoe option	—	7,410
Contributions received from noncontrolling interest holders	55,396	48,457
Common stock issue transaction costs	(5,207)	(479)
Payment of performance bond facility establishment fee	(271)	(536)
Proceeds from borrowings	43,997	—
Payment of debt issuance costs	(3,329)	—
Repayment of lease liabilities	(6,906)	(6,508)
Net cash from financing activities	194,048	48,344
Net (decrease) increase in cash and cash equivalents and restricted cash	54,217	(48,542)
Cash and cash equivalents and restricted cash at the beginning of period	45,161	74,746
Effects of exchange rate changes on cash and cash equivalents	2,539	(569)
Cash and cash equivalents and restricted cash at the end of period	$101,917	$25,635
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$8,543	$9,872
Asset retirement obligations	(60)	(477)
Stock-based compensation	(1,673)	(4,476)
Contribution receivable from noncontrolling interest holders	185	6,765
Operating lease right-of-use assets and lease liabilities	(1,725)	(225)
Interest accrued on finance lease liabilities	(283)	(524)
Finance lease right-of-use assets and lease liabilities	(1,796)	(5,898)
Accrued debt issuance costs	(244)	—
Interest and fee payable	(731)	—
Non-cash finance lease costs capitalized to unproved properties	6,647	7,817
Non-cash equity issuance transactions	$2,188	$—
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Business and Basis of Preparation
General
Tamboran is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern
Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin
(“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of
March 31, 2026.
Going Concern and Management’s Liquidity Plan
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of March 31, 2026, the Group had:
•not generated revenues since inception, and will not generate earnings in the next 12 months sufficient to satisfy all liabilities in the ordinary and usual course of business;
•a working capital surplus of $45.2 million arising from an increase in cash and cash equivalents due to the capital and other fundraising activities during the period;
•net long-term debt drawn down of $44.6 million related to the construction of the Sturt Plateau Compression
Facility (“SPCF”) plus associated financing costs;
•an accumulated deficit of $191.5 million since inception; and
•significant expenditures planned for natural gas properties in the next 12 months.
While these factors raise substantial doubt regarding the Group’s ability to continue as a going concern for the 12 months following the date these condensed consolidated financial statements were available for issuance, the Company has achieved several milestones subsequent to the end of the quarter that indicate positive progress toward addressing this substantial doubt in future periods. These milestones include the completion of the underwritten offering and institutional entitlement offering of $180.4 million in April 2026 and the completion of the retail entitlement offering of $17.9 million, in May 2026 which have strengthened the Group’s liquidity position and reduced near-term urgency associated with certain previously contemplated plans, such as a farm‑down transaction. Consistent with its longer-term strategy, the Group continues to actively progress discussions in relation to a potential joint venture partner, supported by the additional financial flexibility provided by these capital raises. Continued progress was also made on the construction of the SPCF through the wet season.
The Group’s ability to continue as a going concern remains dependent on the successful execution of its operational plans, including stimulation of the previously drilled three wells on the SS2 pad, tie‑in of the wells to the SPCF, and commissioning of the SPCF. Based on progress achieved to date and the Company’s current execution plan, management expects to be better positioned to evaluate the alleviation of substantial doubt in connection with the Group’s annual financial statements, subject to continued successful execution of these operational plans.
As of the date of this report, there can be no assurance that the Group will be successful in executing these plans;
however, management is actively progressing these programs in accordance with its development strategy.
Accordingly, these condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and liabilities that might be necessary should the Group be unable to continue as a going concern.

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
In the current fiscal year, the Group changed the presentation of the unaudited condensed consolidated financial statements to thousands and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts. Certain amounts in the Group's unaudited condensed consolidated financial statements may not add up or recalculate due to rounding.
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
Significant Accounting Policies
The Group’s significant accounting policies are described in the notes included in the Group’s Annual Financial
Statements. There have been no significant changes in accounting policies during the nine months ended March 31, 2026.
Cash and Cash Equivalents and Restricted Cash
Cash represents cash deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less.
Restricted cash as of March 31, 2026 represents amounts held in a payment reserve account that serves as a security for servicing of expected future interest and commitment fee payments over the term of the long-term debt up to the end of the loan availability period. Restricted cash as of June 30, 2025 represents amounts related to proceeds received in advance in respect of the common stock pending issuance on that date. The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying consolidated statements of cash flows and their corresponding balance sheet presentation:

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$88,151	$39,439
Restricted cash	13,766	5,722
Total cash, cash equivalents and restricted cash	$101,917	$45,161
Foreign Currency Translation
These condensed consolidated financial statements are presented in US dollars (“$” or “dollars”) and the functional currency of the Group is the Australian Dollar (“A$”). Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of “Accumulated Other Comprehensive
Income (Loss)”, a separate component of stockholders’ equity.

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
The Group initially recognizes the establishment of other third party-fees related to the long-term debt as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheet. As and when, the Group draws down funds from the long-term debt facility, these costs are reclassified (on proportionate basis) and presented as a direct deduction from the carrying amount of the debt liability. These costs are amortized to the asset under construction over the contractual term of the debt using the effective interest rate method.
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

Note 2 – Variable Interest Entities
TB1
Tamboran (B1) Pty Ltd (“TB1”) is a 50/50 joint venture between the Company, through its wholly owned subsidiary
Tamboran (West) Pty Ltd (“TR West”), and Daly Waters Energy, LP (“DWE”) governed by the terms of a joint venture and shareholders agreement originally dated September 18, 2022, as amended and restated on June 3, 2024 and further amended and restated on May 12, 2025 (as so amended and restated, the “TB1 JVSA”). On March 20, 2026, the parties entered into a Deed of Addendum to the TB1 JVSA (the “JVSA Addendum”), which further amended the TB1 JVSA. In determining the primary beneficiary of TB1, the Company considered those activities which most significantly impact the economic performance of TB1, including, for example, which entity serves as the manager, determination of the strategy and direction of TB1, and the power to create a budget.
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
The Group also assessed which party to the TB1 JVSA has the obligation to absorb losses or the right to receive the benefits of the VIE that could potentially be significant to the VIE. The future profits and losses of TB1 are shared by the
Group and DWE in proportion to their respective equity interest in TB1, however, to date the Group has contributed a greater proportion of the capital and has no ability to recoup any of the excess funding the Group has made to TB1 from
DWE and therefore has a greater exposure to absorb losses.
Checkerboard Strategy means an approach to dealing with EPs 76, 98 and 117 whereby Tamboran and Daly Waters pursue a split of 50% of TB1 Operator’s interest in the Permits such that the title and ownership of the Permits will be split evenly, as between Tamboran and Daly Waters, in terms of equity interest and operated blocks in respect of the specific area. During the quarter ended March 31, 2026, the following material developments occurred with respect to TB1 and the
Checkerboard Strategy:
•The JVSA Addendum, among other things, reshaped and expanded the Dev A++ Area by approximately 100,000 acres and rebranded it as the “Phase 2 Development Area” or “P2DA.” The JVSA Addendum also provides for the realignment of beneficial interests in certain Checkerboard Blocks upon satisfaction of specified conditions, including completion of the Group’s acquisition of Falcon Oil & Gas Ltd (see Note 3).
•Also on March 20, 2026, TR West, the Company, DWE and Elliott Energy I Pty Ltd (“Elliott”) entered into a Deed of
Addendum to the Asset Sale Agreement dated May 12, 2025 (the “ASA Addendum”). The ASA Addendum extended the Dev A++ end date to December 31, 2026 and the C10 end date to December 31, 2027, and added approximately
100,000 acres of additional acreage at the same $150 per acre consideration.
•On March 23, 2026, TB2 entered into the Checkerboard Sale and Purchase Deed (Stage 1) to effectuate the transfer of interests in the North and South First Strategic Development Areas (“FSDAs”) plus P2DA and Beetaloo Central
Development Area (“BCD Area”) to the relevant parties in accordance with the Checkerboard Strategy. As of March
31, 2026, the Checkerboard Strategy remains subject to regulatory approvals and other conditions precedent.
•On March 25, 2026, TB2 entered into the Checkerboard Sale and Purchase Deed (Stage 2) to effectuate the transfer of interests in the remaining BJV areas (outside of the FSDAs, P2DA and BCD Area) to the relevant parties in accordance with the Checkerboard Strategy. As of March 31, 2026, the Checkerboard Strategy remains subject to regulatory approvals and other conditions precedent.
•On March 30, 2026, Tamboran (Beetaloo) Pty Limited entered into a Farm-In Agreement with DWE to farm down approximately 10,000 acres of its working interest across the FSDAs and BCD Area. The Farm-In Agreement provides for a staged earn-in of up to approximately $28.5 million, subject to structured off-ramp provisions. Completion is subject to certain conditions precedent, including closure of the Group’s acquisition of Falcon Oil & Gas Ltd.
Pursuant to the JVSA Addendum, if the transfer of retention licenses has not occurred by September 30, 2026, DWE would have the right, under the TB1 JVSA, to assume the role of Manager. In such event, the Group would no longer have the power to direct the activities that most significantly impact TB1’s economic performance and would no longer be considered the primary beneficiary. Accordingly, the Group would be required to deconsolidate TB1 and recognize its remaining interest as an equity method investment.
The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026	June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$12,532	$3,729
Trade and other receivables:
Joint interest billing	185	8,191
Intercompany receivable	—	1,934
ATO receivable	2,042	722
Other receivable	11	113
Prepaid expenses and other current assets	3,922	—
Total current assets	18,692	14,690
Natural gas properties, successful efforts method:
Unproved properties	405,258	285,631
Operating lease right-of-use-assets	1,972	—
Finance lease right-of-use assets	15,081	16,544
Prepaid expenses and other non-current assets	2,226	2,026
Total non-current assets	424,537	304,201
TOTAL ASSETS	$443,229	$318,891

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$27,177	$12,507
Current portion of operating lease obligations	2,033	—
Current portion of finance lease obligations	13,773	15,307
Total current liabilities	42,983	27,814
Operating lease obligations	—	—
Finance lease obligations	9,054	9,523
Asset retirement obligations	5,906	5,127
Loan from Group	223,479	163,016
Total non-current liabilities	238,439	177,666
TOTAL LIABILITIES	$281,422	$205,480

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
ability to recoup any funding the Group has made to SPCF.
The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the
Group’s condensed consolidated balance sheet as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026		June 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,247		$1,935
Restricted cash	13,766	0	—
Trade and other receivables:
ATO receivable	447		123
Other receivable	48		—
Loan to Tamboran	—		1,124
Total current assets	15,508		3,182
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	61,200		24,441
Prepaid expenses and other non-current assets	3,025		—
Total non-current assets	64,225		24,441
TOTAL ASSETS	$79,733		$27,623

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$11,330		$4,364
Advance against joint interest billings	—		450
Intercompany payable	2,524		1,338
Total current liabilities	13,854		6,152
Asset retirement obligations	107		95
Long-term debt, net	44,575		—
Other non-current liabilities	743		—
Total non-current liabilities	45,425		95
TOTAL LIABILITIES	$59,279		$6,247

Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of March 31, 2026 and June 30, 2025 amounting to $465.0 million and $342.3 million, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the nine months ended
March 31, 2026, and 2025. These assets will be reclassified to proven gas properties when they are determined to be productive or are assigned proved reserves. Upon this reclassification, the asset will be depleted upon commencement of production.
During the nine months ended March 31, 2026 and March 31, 2025, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
(in thousands)	EP 161	EP 136	EP 76, 98 and 117	Total
Balance at July 1, 2025	$25,091	$45,483	$271,740	$342,314
Capital expenditure	941	151	95,897	96,989
Restoration assets	—	—	60	60
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	8,990	8,990
Disposal	—	(444)	—	(444)
Government grants	(66)	(54)	—	(120)
Effect of changes in foreign exchange rates	1,083	2,058	14,090	17,231
Balance at March 31, 2026	$27,049	$47,194	$390,777	$465,020
On September 30, 2025, the Beetaloo Joint Venture made a Final Investment Decision for the Shenandoah South
Pilot Project in EP 98 and EP 117.
Property, Plant and Equipment
The Group held property, plant and equipment, including leasehold improvements, as of March 31, 2026 and
June 30, 2025, amounting to $0.6 million and $0.3 million, respectively.
Assets Under Construction
In April 2024, the Group began to execute agreements for the SPCF in the Beetaloo Basin which would deliver a plant that would convert future raw gas to sales gas quality, subject to the terms of definitive development agreements. As of March 31, 2026, construction of the facility is 86% complete. The Group held total assets under construction related to the SPCF as of March 31, 2026 and June 30, 2025 of $61.2 million and $24.4 million, respectively. These costs of construction include $2.0 million and $3.8 million of capitalized borrowing costs for the three months ended and nine months ended March 31, 2026, respectively. Refer to Note 6 for additional discussion.
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
Sub”) and Falcon Oil & Gas Ltd., a corporation incorporated under the Business Corporations Act (British Columbia)
(“Falcon”), entered into an Arrangement Agreement (as amended by that certain Amending Agreement dated as of March
31, 2026, by and among Tamboran, Australia Sub, U.S. Sub and Falcon, the “Arrangement Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, (a) Australia Sub will acquire from Falcon approximately 98.1% of the issued and outstanding equity interests (the “Falcon Interests”) of Falcon Oil & Gas Australia
Limited (“FOGA”) and (b) U.S. Sub will acquire from Falcon all of the issued and outstanding equity interests (together with the Falcon Interests, the “Subject Interests”) of TXM Oil and Gas Exploration Kft., Falcon Oil & Gas Ireland Limited,
Falcon Oil & Gas Holdings Ireland Limited and Falcon Exploration and Production South Africa (Pty) Ltd (collectively, the “Falcon Acquisition”). In exchange for the Subject Interests, at closing of the Falcon Acquisition (the “Closing”)
Tamboran will (a) issue to Falcon 6,537,503 shares of common stock (the “Falcon Parent stock consideration”) and (b) pay

$23.7 million in cash (the “Cash Consideration”) to a shareholder of Falcon that is subject to sanctions (the “Subject
Shareholder”).
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
On April 14, 2026, the parties received final court approval (the “Final Order”) from the Supreme Court of British
Columbia (the “Court”). Pursuant to the Final Order, the Subject Shareholder is entitled to receive the greater of the Cash
Consideration and the fair value of its ownership interests in Falcon, as determined by the Court. On May 5, 2026, the
Company received approval from the Foreign Assets Control of the U.S. Department of the Treasury issuing Tamboran an amended license permitting the parties to consummate the Falcon Acquisition. The Falcon Acquisition is expected to be completed during the three months ended June 30, 2026.
Note 4 – Leases
As a Lessee
Operating Leases
The Group’s operating lease activities consist of leases for office premises and modular buildings at the camp pad site.
In August 2025, the Group entered into a lease arrangement with Northern Transportables for the hire of modular buildings and related equipment (the “Stage 1 and 2 Hire of Goods”). The term of the lease arrangement is seventeen months, with an option to further renew the lease (as needed).
Under the lease arrangement with Northern Transportables, the Group leased additional bunkhouses and accommodation verandahs (the “Stage 3 Hire of Goods”) commencing from October 2025. The lease has a non-cancelable minimum term of seven months with an option to further renew the lease (as needed). In line with the lease term for the
Stage 1 and 2 Hire of Goods (see above), the initial lease term for the Stage 3 Hire of Goods was determined to be fifteen months. In February 2026, the lease was remeasured resulting in reduction of the lease term to eleven months since inception to align with the expected completion of the SPCF and a prospective reduction in lease payments for next four months to align with the number of beds in use of Stage 3. This resulted in a $0.2 million reduction in the operating lease
ROU asset with a corresponding reduction in operating lease liability.
The Group also has operating leases primarily for the use of office space in various states and territories across
Australia under non-cancellable lease agreements which expire between 2027 and 2030. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances.
Finance Leases
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the initial non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the original Gap Period consumed, and subsequent suspension periods negotiated, additional days are added to the fixed minimum term. As of March 31, 2026, the end date of the drilling contract for the current rig is early January 2028 (inclusive of additional days). The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 15.60% per annum, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets (in thousands):

	March 31, 2026	June 30, 2025
Right-of-use assets:
Operating lease right-of-use assets	$3,275	$1,549
Finance lease right-of-use assets	15,081	16,544
	18,356	18,093

Lease liabilities:
Current portion of operating lease obligations	2,491	391
Non-current portion of operating lease obligations	874	1,175
Current portion of finance lease obligations	13,776	15,307
Non-current portion of finance lease obligations	9,049	9,523
	$26,190	$26,396
For the three months and nine months ended March 31, 2026, and 2025, the components of the lease costs were as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Operating leases:
Operating lease cost charged to profit and loss	$916	$127	$2,355	$414

Finance leases:
Interest on lease liabilities	867	785	2,343	2,273
Depreciation on right-of-use assets	2,131	2,227	6,647	7,293
Total finance lease cost	2,998	3,012	8,990	9,566
Less: Lease cost capitalized to unproved properties	(2,998)	(3,012)	(8,990)	(9,566)
Finance lease cost charged to profit and loss	$—	$—	$—	$—
The following table presents the cash flow information related to lease payments for the nine months ended
March 31, 2026, and 2025 (in thousands):

	Nine months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,634	$414
Financing cash flows for finance leases	6,906	6,508
	$10,540	$6,922

The following table presents supplemental information for the Group’s non-cancellable leases for the nine months ended March 31, 2026, and 2025:

	Nine months ended March 31,
	2026	2025
Operating leases:
Weighted-average remaining lease term	1.74	2.83
Weighted-average incremental borrowing rate	13.35%	11.84%
Finance leases:
Weighted-average remaining lease term	1.83	2.08
Weighted-average incremental borrowing rate	15.60%	12.76%
As of March 31, 2026, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows (in thousands):

As of March 31, 2026	Operating leases	Finance leases
Fiscal year ending June 30, 2026 (excluding nine months period from July 1, 2025 to March 31, 2026)	$800	$3,925
Fiscal year ending June 30, 2027	2,097	14,418
Fiscal year ending June 30, 2028	353	7,545
Thereafter	495	—
Total lease payments	3,745	25,888
Less: Imputed interest	(380)	(3,062)
Present value of lease liabilities[1]	$3,365	$22,826
1 Includes both current and long-term portion of the lease liabilities.
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following (in thousands):

	March 31, 2026	June 30, 2025
Accounts payable	$17,456	$5,708
Accrued payroll	315	5
Compensated absences	694	872
Defined contribution superannuation payable	—	1
Interest and commitment fee payable on Syndicated Facility	731	—
Accrued capital expenditure	16,936	12,315
Accrued stamp duty	3,922	—
Payable to related parties	1,160	—
Accrued expenses	1,615	1,556
Total accounts payable and accrued expenses	$42,829	$20,457
The execution of Checkerboard Sale and Purchase Deeds in March 2026 (see Note 2), crystallized an obligation for the Group to pay stamp duty based on the assessed value of the Checkers. As of March 31, 2026, the Group has estimated this stamp duty payable to be $3.9 million. The Group is required to lodge the stamp duty assessment with the NT
Government within 60 days from the date of execution of the Checkerboard Sale and Purchase Deeds. As of March 31,
2026, this submission has not occurred.

Note 6 - Long-term debt
The Group’s long-term debt consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Principal balance of Syndicated Facility:
Tranche 1A	$19,115	$—
Tranche 1B	3,800	—
Tranche 2	22,915	—
Total principal balance	45,830	—
Less: Unamortized debt issuance costs (1)	(1,255)	—
Long-term debt, net	$44,575	$—
(1) Unamortized debt issuance costs related to undrawn portions of the Syndicated Facility are included in “Prepaid expenses and other non-current assets” in the condensed consolidated balance sheet. As of March 31, 2026, the Group had $2.3 million in unamortized debt issuance costs related to the
SPCF Syndicated Facility Agreement.
On September 29, 2025, the Group through its subsidiaries, SPCF Financing Pty Ltd, as Borrower (“SPCF
Financing”), Sturt Plateau Compression Facility Sub Pty Ltd, in its personal capacity and in its capacity as trustee for the
Sturt Plateau Compression Facility Sub Trust, and Sturt Plateau Compression Facility Mid Pty Ltd, in its personal capacity and in its capacity as trustee for the Sturt Plateau Compression Facility Mid Trust (together with SPCF Financing, the
“Obligors”), have entered into a syndicated facility agreement (the “Syndicated Facility Agreement”) with, among others,
Macquarie Bank Limited (“Macquarie”) and Evolution Trustees Limited as trustee for the Alpha Wave Credit (Australia)
Trust as original lenders (the “Lenders”).
Pursuant to the terms and conditions of the Syndicated Facility Agreement, the Lenders agreed to extend term loans to the Group in an aggregate principal amount of up to A$179.8 million (the “Syndicated Facility”), comprised of (i)
Tranche 1A in an amount equal to A$75.0 million (“Tranche 1A”), (ii) Tranche 1B in an amount equal to A$14.9 million
(“Tranche 1B”) and (iii) Tranche 2 in an amount equal to A$89.9 million (“Tranche 2”). The Syndicated Facility
Agreement is secured by the following guarantees:
•a guarantee given by the NT Government, up to A$75.0 million, in respect of Tranche 1A and Tranche 1B (the
“Tranche 1 Guarantee”). The Tranche 1 Guarantee will be released upon certain conditions being met relating to the completion of the SPCF and production of commercial volumes of gas (such date, the “Tranche 1 Guarantee Release
Date”);
•a guarantee given by the Company and its wholly-owned subsidiaries, Tamboran (West) Pty Limited and Tamboran
Resources Pty Ltd, in respect of Tranche 1A and Tranche 1B (the “Deed of Guarantee”); and
•a guarantee given by Formentera Australia Fund 1, LP and certain of its affiliates, related parties of the Group in respect of Tranche 2.
Pursuant to the guarantees under the Syndicated Facility, each relevant entity agrees, among other things, to unconditionally guarantee, in full, the repayment obligations of the Obligors in respect of Tranche 1A, Tranche 1B and/or
Tranche 2 (as applicable).
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
During the nine months ended March 31, 2026 drawdowns of $19.1 million, $3.8 million, $22.9 million were made from the Syndicated Facility for Tranches 1A, 1B, and 2, respectively.
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
As of March 31, 2026 the total gross amount of borrowings under our Syndicated Facility Agreement was $45.8 million.
Interest expense on the Syndicated Facility Agreement was $2.0 million and $3.8 million for the three months and nine months ended March 31, 2026, respectively.
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
2026.
The reconciliation of changes in asset retirement obligations for the nine months ended March 31, 2026, is as follows
(in thousands):

Nine months ended March 31, 2026
Beginning asset retirement obligations	$9,649
Liabilities incurred	60
Accretion expense	908
Effect of changes in foreign exchange rates	436
Long-term asset retirement obligations	$11,053

Note 8 – Stockholders’ Equity
Movement in Common Stock

(in thousands, except share numbers and per share amounts)	Date	Tamboran common stock	Fair market value at time of issuance	Details	Cumulative net proceeds
Balance at July 1, 2025		16,717,289			$450,437
Issuance of common stock pursuant to Subscription Agreement	July 2025	940,729	$17.74	$10,966
Issuance of common stock as prepayment of Facility Fee	July 2025	112,740	$19.41	$2,188
Issuance of common stock as termination payment	September 2025	50,000	$19.75	$988
Issuance of common stock under public offering	October 2025	2,673,111	$21.00	$56,135
Issuance of common stock under share purchase plan	November 2025	537,794	$20.93	$11,255
Issuance of shares against vested equity awards	December 2025	38,500	$21.73	$837
Issuance of shares against vested equity awards	December 2025	7,650	$21.73	$166
Issuance of shares against vested equity awards	December 2025	2,309	$20.99	$48
Issuance of shares against vested equity awards	December 2025	5,002	$19.99	$100
Issuance of shares against vested equity awards	December 2025	30,012	$19.99	$600
Issuance of common stock	January 2026	1,524,377	$21.00	$32,012
Issuance of shares against vested equity awards	February 2026	2,505	$20.99	$53
Issuance of shares against vested equity awards	February 2026	25,271	$25.74	$650
Less: Transaction costs		—		$(5,603)	110,395
Balance at March 31, 2026		22,667,289			$560,832
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
July 2025 Issuance of Common Stock as Prepayment of Facility Fee
On July 23, 2025, the Company issued 112,740 shares of Common Stock at a price of $19.41 per share to Macquarie
Bank Limited as prepayment of facility fees that will become due under the Performance Bond Facility Agreement between Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd., as guarantor, and Macquarie Bank
Limited, as lender, dated December 19, 2024 (Refer Note 12).
September 2025 Issuance of Common Stock as Termination Payment
On July 28, 2025, the employment of Joel Riddle, the former Chief Executive Officer (“CEO”) and board member of the Company, was terminated and consequently Mr. Riddle resigned from the board of directors (the “Board”). The
Company issued 50,000 shares of common stock at a price of $19.75 per share to Mr. Riddle as a part of his termination payment package.
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

December 2025 Issuance of Common Stock Against Vested Equity Awards
On December 4, 2025, the Company issued 7,700,000 CDIs at a price of $0.109 per CDI, the equivalent of 38,500 shares of common stock at a price of $21.73 per share upon the conversion of RSUs granted to certain eligible employees of the Group.
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
January 2026 Issuance of Common Stock under Subscription Agreements
In October 2025, the Company entered into a subscription agreement (the “PIPE”) with certain investors, including:
Mr. Bryan Sheffield, Mr. Scott Sheffield and other directors and certain of our employees and officers (the “PIPE
Investors”). The PIPE entered into between the Company and the PIPE investors closed on January 16, 2026 upon issuance of 1,524,377 shares of common stock for $21.00 per share by the Company.
February 2026 Issuance of Common Stock Against Vested Equity Awards
On February 5, 2026, the Company issued 2,505 shares of common stock at a price of $20.99 per share upon conversion of RSUs granted to a member of the Board.
On February 24, 2026, the Company issued 25,271 shares of common stock at a price of $25.74 per share upon conversion of fully vested RSUs granted to Mr. Richard Stoneburner, Chairman of the Board, as compensation for his services rendered in the capacity of the Interim Chief Executive Officer (“CEO”) before the appointment Mr. Todd Abbott as the Group's new CEO.
Note 9 – Stock-Based Compensation
Milestone Options
During the nine months ended March 31, 2026, the Group did not grant any new milestone options to its employees and 12,900,000 milestone options were forfeited.
As a result of the forfeitures during the prior period, there was a reversal of $1.0 million of previously recorded expense during the nine months ended March 31, 2026. The Company accelerated the recognition of the remaining expense for milestone options during the fiscal year ended June 30, 2025 and the Group recognized $0.1 million as stock-based compensation expense related to milestone options for the nine months ended March 31, 2025.
Employee Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Incentive Award Plan (the “2024 Plan”). As of March 31, 2026, the
maximum number of shares of common stock that may be issued under the 2024 Plan was 1,600,000 shares.
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

A summary of the Group's employee RSUs activity for the nine months ended March 31, 2026 is as follows (in numbers and dollars):

	Balance at July 1, 2025	Granted	Vested	Forfeited	Balance at March 31, 2026
IPO Awards:
Tranche 1	395,000	—	(50,000)	(55,000)	290,000
Tranche 2	97,500	—	—	(2,500)	95,000
Tranche 3	297,500	—	—	(102,500)	195,000
Retention Awards	46,650	25,000	(46,150)	(500)	25,000
Total RSUs (1)	836,650	25,000	(96,150)	(160,500)	605,000
Weighted average grant date fair value	$20.99	$19.94	$21.73	$20.40	$20.98
(1) As of March 31, 2026, 605,000 RSUs are expected to vest.
The following table presents the stock-based compensation costs recognized related to our RSUs for the three and nine months ended March 31, 2026 (in thousands, except remaining contractual term):

	Three months ended March 31, 2026
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$540	$2,706	1.25
IPO Awards (Tranche 2)	177	886	1.25
IPO Awards (Tranche 3)	328	1,644	1.25
Retention Awards - Granted FY25	—	—	1.25
Retention Awards - Granted FY26	41	373	2.25
Less: Forfeitures	—	—
Total Cost Incurred	$1,086	$5,609

Total Stock Compensation Costs Capitalized	$392
Total Stock Compensation Costs Expensed	694
Total Cost Incurred	$1,086

	Nine months ended March 31, 2026
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$1,652	$2,706	1.25
IPO Awards (Tranche 2)	543	886	1.25
IPO Awards (Tranche 3)	1,003	1,644	1.25
Retention Awards - Granted FY25	377	—	1.25
Retention Awards - Granted FY26	126	373	2.25
Less: Forfeitures	(1,355)	—
Total Cost Incurred	$2,346	$5,609

Total Stock Compensation Costs Capitalized	$1,673
Total Stock Compensation Costs Expensed	673
Total Cost Incurred	$2,346
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
On December 4, 2025, the Company granted 25,271 fully vested Director RSUs under the 2024 plan to Mr. Richard
Stoneburner, Chairman of the Board (then Interim Chief Executive Officer “Interim CEO”) for which each awarded RSU represented a right to receive a share of the Company’s common stock. For the nine months ended March 31, 2026, the
Company recognized $0.7 million in stock-based compensation expense related to these awards.
During the nine months ended March 31, 2026, a total of 37,323 shares of common stock were issued for RSUs granted in May of 2025 and December of 2024. For the nine months ended March 31, 2026, the Company recognized $0.8 million in stock-based compensation expense related to these Director awards.
2026 Director and CEO Restricted Stock Units
On January 10, 2026, the Company granted 65,320 RSUs to Mr. Todd Abbott in connection with his appointment as the Company’s new CEO (the “Initial Award”). Each awarded RSU represents an unfunded, unsecured right to receive a share of the Company’s common stock.
The RSUs vest in four tranches, subject to continued service with the Company and, for a portion of the award, the achievement of specified performance conditions, as follows:
•10,887 RSUs which shall vest in full on January 15, 2027;
•10,887 RSUs which shall vest in full on January 15, 2028;
•10,886 RSUs which shall vest in full on January 15, 2029;
•32,660 RSUs which shall vest in full on January 15, 2029, subject to market‑based performance conditions.
The Group has elected to use the accelerated attribution method for awards with graded vesting features. Under this method, each vesting tranche of an award is treated as a separate award and expensed over its respective vesting period.
The final tranche of the RSU award is subject to market‑based vesting conditions tied to the Company’s total shareholder return (“TSR”) over a specified performance period measured relative to the S&P SmallCap Energy 600 Index
(the “Benchmark Index”). The number of RSUs eligible to vest ranges from below target to maximum, depending on the
Company’s TSR performance relative to the annualized rate of return of the Benchmark Index, as defined in the applicable award agreement. The grant‑date fair value of this market‑based award was determined using a Monte Carlo simulation model, which incorporates assumptions related to expected stock price volatility, risk‑free interest rates, dividend yields, and the correlation between the Company’s stock price and the Benchmark Index. The fair value as of the grant date was
$17.78 with the resulting compensation cost recognized over the service period.
On January 15, 2026, the Company also granted 123,754 RSUs to Mr. Todd Abbott in connection with his appointment as the Company’s new CEO (the “Make Whole Award”). Each awarded RSU represents an unfunded, unsecured right to receive a share of the Company’s common stock. The Make Whole Award vests in full on January 15,
2029 subject to continued service with the Company.
For the three and nine months ended March 31, 2026, the Company recognized $0.4 million, respectively, in stock-
based compensation expense related to the Initial and Make Whole Awards.
Note 10 – Income Taxes
The effective tax rates for the three months and nine months ended March 31, 2026, and 2025 were nil. The Group’s effective tax rate differed from the applicable statutory income tax rate primarily due to operating losses incurred for the three months and nine months ended March 31, 2026, and 2025. As of March 31, 2026, the Group has unrecognized accumulated losses for tax purposes in the amount of $512.5 million, which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs
Act. Certain provisions of the OBBBA are effective for the Group beginning in fiscal year 2026. The OBBBA did not have any impact on the Group’s interim financial statements for the three months ended March 31, 2026 and is not expected to have an impact on the Group’s annual financial statements for the year ending on June 30, 2026. For additional information regarding the Group's income tax matters, refer to the section entitled “Income Taxes” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
As of March 31, 2026, and June 30, 2025, the Group did not have any uncertain tax positions.
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

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(9,407)	$(6,657)	$(24,203)	$(26,718)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	22,397,089	14,536,774	19,989,564	14,336,033
Net loss per share, basic and diluted	$(0.420)	$(0.458)	$(1.211)	$(1.864)
The Company’s potentially dilutive shares, which include outstanding milestone options and RSUs, have not been included in the computation of diluted net loss per share for the three months and nine months ended March 31, 2026, and
2025 as the result would be anti-dilutive.
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
cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
Capital Commitments

(in thousands)	March 31, 2026	June 30, 2025
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$23,926	$23,115
EP 161	5,998	2,302
Beetaloo Joint Venture	65,286	75,630
Midstream	$8,489	$9,056
Sweetpea
Sweetpea’s committed spend as of March 31, 2026, was $23.9 million, which was related to two licenses, EP 136 with total commitments of $14.4 million and EP 143 with total commitments of $9.5 million.

A variation application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November
2025, requesting an extension of the permit for a period of 18 months to January 2031. This application remains under review. As such, the Group maintains a minimum work program commitment of $14.4 million.
An application for EP 143 was submitted to DME in March 2026 requesting a variation of the minimum work program for years 3, 4 and 5 and extension of the term to December 31, 2029. The total minimum work program commitments remained the same at $9.5 million.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program which includes the drilling and stimulation of two horizontal wells, along with related geological and geophysical studies, for a period of 12 months to March 2027. Our commitment through
March 2027 is expected to be $6.0 million based on the approved minimum work requirements. There are no minimum commitment requirements after March 2027.
Beetaloo Joint Venture
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. This program remains under review. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $65.3 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $11.0 million, EP 98 of $42.3 million and EP 117 of $12.0 million.
Midstream
Committed spend remaining for the SPCF project as of March 31, 2026, was $8.5 million which was related to the remaining procurement, engineering construction, testing, inspection and commissioning of the facility.
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
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain minimum liquidity of A$20.0 million and have a current ratio of at least
1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of March 31, 2026.
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
As of March 31, 2026, there was A$32.2 million of letters of credits issued under the Facility Agreement. As of
March 31, 2026 there was A$1.7 million of unused credit under Facility A and A$1.1 million of unused credit under
Facility B and Facility C.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of March 31, 2026, total unamortized debt issuance costs were A$0.6 million. During the three months and nine months ended March 31, 2026, the
Group recorded A$0.1 million and A$0.2 million, respectively, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost. As of
March 31, 2026, Tamboran had drawn down A$27.4 million in bank guarantees related to the SPP. Pursuant to the Gas
Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be reduced or released by APA once certain performance conditions are met related to well flow test performance or first gas has been delivered to the NT
Government under the Gas Sales Agreement (“GSA”). APA may call on the bank guarantees if certain defaults under the
DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the Facility Agreement with Macquarie.
Note 13 – Related Party Transactions
The Group transacts with H&P and Mr. Bryan Sheffield (“Mr. Sheffield”) identified as related parties. The transactions during the nine months ended March 31, 2026 with these related parties are as follows.
H&P
During the year ended June 30, 2024, the Group entered into a strategic alliance with H&P and secured a $15.0 million equity investment from H&P (and as a consequence, Mr. John Bell, a member of the H&P Executive Leadership
Team (the “H&P appointee”) was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the Group’s development plans in the Beetaloo Basin through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.
On July 1, 2023, a lease commenced with H&P for the use of the FlexRig® for an initial 25-month period (Refer
Note 4). During the nine months ended March 31, 2026, Mr. Bell resigned from his position as a director of the Group.
Consequently, H&P is no longer a related party of the Group.

Mr. Sheffield
During the three months and nine months ended March 31, 2026, the Group transacted with DWE and DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Sheffield serves as managing partner. Mr. Sheffield has been a shareholder in the Company since November
2021.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a
50/50 joint venture referred to as SPCF Sub Trust (Refer Note 2).
During the three months and nine months ended March 31, 2026, DWE’s share of expenditure for the Beetaloo Joint
Venture for which contributions were due was $18.3 million and $49.2 million, respectively. As of March 31, 2026, the
Group had a joint interest billing receivable owing from DWE in the amount of $0.2 million.
Subsequent to the announcement of the Falcon Acquisition, DWE and the Group entered into an arrangement to cover and pay (in agreed upon proportions for different areas of interest) for the cash calls due from Falcon to TB2. The
Group will be required to refund the amount paid by DWE for Falcon cash calls if the Group’s plan to acquire Falcon is cancelled. As of March 31, 2026, the Group has a payable, in accounts payable and accrued expenses, owing to DWE of
$1.2 million, which represents the portion of Falcon cash calls DWE has paid to date.
During the three months and nine months ended March 31, 2026, DWI’s share of expenditure for SPCF was less than
$0.1 million, which related to the SPCF expansion project, as SPCF Sub Trust reimbursed DWI for the contributions made for the SPCF during three months ended September 30, 2025. All SPCF expenditures, incurred during the three months and nine months ended March 31, 2026, with the exception of expenditures for the SPCF expansion, were funded through long-
term debt under the Syndicated Facility. As of March 31, 2026, there were no joint interest billings owing to DWI or receivable from DWI as the expenditure is expected to be funded by Syndicated Facility through the end of construction
(Refer Note 6).
Note 14 – Subsequent Events
Brisbane Office Lease Modification
On April 1, 2026, the Group modified its office lease in Brisbane, Australia, to expand the leased area in the office premises from May 2026. The modification also revised the monthly base rent, provided new lease incentives and extended the expiry date of the lease by one year. Base rent for this lease will increase by $0.1 million for year one, increasing 3.75%
annually thereafter until the expiry of this lease.
EP 143 Permit Application
On April 27, 2026, DME denied the Group’s application for the variation of the minimum work program for years 3,
4 and 5 and the extension of the term to December 31, 2029 for EP 143. Noting the ongoing six‑month suspension granted in December 2025 which has not been fully utilized, the Group may reapply for the extension closer to the end of the current calendar year.
Public Offerings
In April 2026, the Company completed (i) an underwritten public offering of 3,400,093 shares of common stock at a price to the public of $35.00 per share, inclusive of the underwriters’ exercise of their overallotment option, for total gross proceeds of approximately $119.0 million, (ii) a registered direct institutional entitlement offer of 1,013,110 shares of common stock, also at a price of $35.00 per share, for eligible holders of common stock approximately $35.4 million in gross proceeds and (iii) an accelerated non-renounceable institutional entitlement offer, issuing 148,308,400 CDIs underpinned by 741,542 shares of common stock to eligible securityholders outside the United States for total gross proceeds of approximately A$37.1 million (US$26.0 million). On May 1, 2026, the Company settled its retail entitlement offer, issuing 99,375,000 CDIs underpinned by 496,875 shares of common stock to eligible retail securityholders outside the United States, for total gross proceeds of approximately A$24.8 million (US$17.9 million).
Proceeds from the offerings are expected to fund additional drilling in the Pilot Area, resource delineation in the
P2DA Acreage and the Beetaloo Central Development Area (BCDA), drilling in the EP 161 acreage, working capital and other general corporate purposes.

Facility Agreement
On May 13, 2026, the Board approved an increase in the total facility limit with Macquarie from A$35.0 million to
A$40.0 million by way of new Facility D for A$5.0 million. The documents are in agreed form and expected to be executed on or around May 15, 2026, subject to completion of customary conditions precedent. In addition to the increase in the total facility limit, several other amendments have been made to the terms of the Facility Agreement including a reduction in the Minimum Liquidity threshold from A$20.0 million to A$10.0 million and a reduction in the compliance reporting obligations.
Long-term Debt under Syndicated Facility
Through May 13, 2026, total drawdowns of $2.9 million, $0.6 million and $3.5 million were made from the
Syndicated Facility for Tranches 1A , 1B and 2, respectively.
The Group has evaluated its subsequent events occurring after March 31, 2026, through May 13, 2026, which represents the date these condensed consolidated financial statements were available to be issued. No further subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.

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
The following tables present selected financial information for the periods presented (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025

Revenue and other operating income	$—	$—	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(3,638)	(2,430)	(8,953)	(6,332)
Consultancy, legal and professional fees	(1,562)	(1,420)	(4,295)	(4,104)
Depreciation and amortization	(2)	(23)	(5)	(85)
Loss on remeasurement of assets classified as held for sale	—	—	—	(376)
Accretion of asset retirement obligations	(327)	(275)	(908)	(774)
Exploration expense	(670)	(1,201)	(1,778)	(3,684)
Camp (expense) recoveries, net	(626)	—	(3,280)	—
LNG feasibility study expense	(31)	(1,978)	(357)	(5,211)
Checkerboard fee	—	—	—	(5,950)
General and administrative	(1,516)	(1,474)	(4,803)	(4,278)
Total operating costs and expenses	(8,372)	(8,801)	(24,379)	(30,794)
Other income (expense):
Interest income (expense), net	658	51	591	1,553
Foreign exchange gain (loss), net	(2,901)	142	(3,444)	(1,340)
Other income (expense), net	—	435	—	153
Total other income (expense)	(2,243)	628	(2,853)	366
Net loss	(10,615)	(8,173)	(27,232)	(30,428)
Foreign currency translation	15,536	1,477	24,030	(15,532)
Total comprehensive income (loss) attributable to noncontrolling interest	987	(943)	38	(5,735)
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	$3,934	$(5,753)	$(3,240)	$(40,225)
Certain amounts in the Group's consolidated financial statements may not add up or recalculate due to rounding.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the three months ended March 31, 2026 and 2025, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-based compensation, increased by $1.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, largely due to increased headcount in relation to the comparative quarter, compensation awarded to the new CEO during the quarter, and the payout of bonuses during the quarter for the 2025 calendar year at a higher payout percentage than that accrued in the same quarter of fiscal year 2025.
Consultancy, legal and professional fees. Consultancy, legal and professional fees remained fairly consistent period-
over-period.
Accretion of asset retirement obligations expense. For the three months ended March 31, 2026, an expense for accretion of asset retirement obligations of $0.3 million was recognized. The recognition of such an expense was primarily due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and
161, as well as the SPCF pad. The incremental expense period over period is driven by the three wells drilled in Q1 which had a full quarter of accretion in the current period.
Exploration expense. For the three months ended March 31, 2026, the exploration expense decreased by $0.5 million as compared to the three months ended March 31, 2025 as the prior period had increased activity for topographical, geographical and geophysical studies and other indirect expenditures while the current period focused on the flow test for
SS-6H and preparation of the stimulation programs of SS-3H, SS-4H, and SS-5H, the costs of which are capitalized.
Camp expense recoveries, net. For the three months ended March 31, 2026, expenses for the field camp of $0.6 million were recognized primarily related to camp utilization, camp services, and related consumables. These costs are offset by recoveries from external parties who utilize the camp.
LNG feasibility study expense. During the three months ended March 31, 2026, expenses related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility were de minimis as these studies were substantially completed in prior periods.
General and administrative. General and administrative costs during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 were fairly consistent period-over-period.
Interest income (expense), net. Interest income, net increased by $0.6 million during the three months ended
March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to interest received on deposits in connection with our PIPE proceeds that occurred during the period ended March 31, 2026 which did not exist in the comparative period.
Foreign currency translation. For the three months ended March 31, 2026, we recognized a foreign currency translation gain of $15.5 million, primarily due to the significant strengthening of the Australian Dollar as of March 31,
2026, as compared to December 31, 2025. In the three months ended March 31, 2025, we recognized a foreign currency translation gain of $1.5 million, primarily due to the strengthening of the Australian Dollar as of March 31, 2025, as
compared to December 31, 2024. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended
March 31, 2026, and 2025. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Results of Operations for the Nine Months Ended March 31, 2026 and 2025
Revenue and other operating income. We have not yet commenced natural gas production; therefore, we did not earn any revenue and other operating income during the nine months ended March 31, 2026 and 2025, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-based compensation, increased by $2.6 million during the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, largely due to increased headcount in relation to the comparative period, the transition to a calendar year employee bonus schedule, and compensation awarded to the interim and new CEO.
Consultancy, legal and professional fees. Consultancy, legal and professional fees remained fairly consistent period-
over-period.
Accretion of asset retirement obligations expense. For the nine months ended March 31, 2026, an expense for accretion of asset retirement obligations of $0.9 million was recognized. The recognition of such an expense was due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad. The incremental expense period over period is driven by the three wells drilled in Q1 which had a full quarter of accretion in the current period.
Exploration expense. For the nine months ended March 31, 2026, the exploration expense decreased by $1.9 million as compared to the nine months ended March 31, 2025 as the current period was heavily focused on the drilling of SS-4H,
SS-5H, and SS-6H, resulting in a larger portion of costs capitalized and less costs incurred related to topographical, geographical and geophysical studies.
Camp expense recoveries, net. For the nine months ended March 31, 2026, expenses for the field camp of $3.3 million were recognized primarily related to mobilization expenses of the modular buildings and related equipment to the site, camp utilization, camp services, and related consumables. These costs are offset by recoveries from external parties who utilize the camp.
LNG feasibility study expense. During the nine months ended March 31, 2026, the Group incurred expenses of $0.4 million related to certain studies and pre-front-end engineering and design services related to the proposed NT LNG facility. These studies were substantially completed in the prior period.
Checkerboard fee. During the six months ended December 31, 2024, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 JVSA. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November 2024 and is a nonrecurring event.
General and administrative. General and administrative costs increased by $0.5 million during the nine months ended
March 31, 2026, as compared to the nine months ended March 31, 2025, primarily as a result of increased expenses related to headcount.
Interest income (expense), net. Interest income, net decreased by $1.0 million during the nine months ended
March 31, 2026, as compared to the nine months ended March 31, 2025, primarily due to the increase in interest expense on increased drawdowns for bank guarantees under the Facility Agreement with Macquarie Bank Limited entered into in
December 2024.
Foreign currency translation. For the nine months ended March 31, 2026, we recognized a foreign currency translation gain of $24.0 million, primarily due to the significant strengthening of the Australian Dollar as of March 31,
2026, as compared to June 30, 2025. In the nine months ended March 31, 2025, we recognized a foreign currency translation loss of $15.5 million, primarily due to the significant weakening of the Australian Dollar as of March 31, 2025, as compared to June 30, 2024. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the nine months ended
March 31, 2026, and 2025. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Liquidity and Capital Resources
We are an exploration and appraisal stage company and will continue to be so until commencement of substantial production from our natural gas properties. We do not expect to generate any revenue from production until the second half of calendar year 2026, at the earliest, which will depend upon successful drilling results, additional and timely capital funding, negotiation of certain commercial agreements and access to suitable infrastructure. Until then, our primary sources of liquidity are expected to be cash on hand and funds from future private and public equity placements, debt funding and/
or asset sales.
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
For the remainder of the fiscal year ending June 30, 2026, we estimate that we will need to invest approximately
$30.2 million to progress our development plans. We expect the proceeds from the public offering during the current fiscal period and equity raised in April 2026, together with our existing cash on hand, to be sufficient to fund remaining stimulation costs of SS-4H, SS-5H and SS-6H and committed SPCF construction costs. However, we may require significant additional funds after June 30, 2026, in order to execute our strategy as planned. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$88,151	$39,439
As of March 31, 2026, we had $88.2 million of cash and cash equivalents. This balance represents an increase of
$48.7 million from June 30, 2025. Cash calls received, proceeds from our subscription agreements to institutional investors and Share Purchase Plan, proceeds from the Syndicated Facility during the period were primarily offset by spending from operations on the SS-4H, SS-5H and SS-6H pilot wells, construction of the SPCF and other corporate expenditure in the fiscal period.

Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	March 31, 2026	June 30, 2025
Capital commitments:
Sweetpea	$23,926	$23,115
EP 161	5,998	2,302
Beetaloo Joint Venture	65,286	75,630
Midstream	$8,489	$9,056
Sweetpea
Sweetpea’s committed spend as of March 31, 2026, was $23.9 million, which was related to two licenses, EP 136 with total commitments of $14.4 million and EP 143 with total commitments of $9.5 million.
A variation application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November
2025, requesting an extension of the permit for a period of 18 months to January 2031. This application remains under review. As such, the Group maintains a minimum work program commitment of $14.4 million.
An application for EP 143 was submitted to DME in March 2026 requesting a variation of the minimum work program for years 3, 4 and 5 and extension of the term to December 31, 2029. The total minimum work program commitments remained the same at $9.5 million.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program which includes the drilling and stimulation of two horizontal wells, along with related geological and geophysical studies, for a period of 12 months to March 2027. Our commitment through
March 2027 is expected to be $6.0 million based on the minimum work requirements. There are no minimum commitment requirements after March 2027.
Beetaloo Joint Venture
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. This program remains under review. The terms of the Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $65.3 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $11.0 million, EP 98 of $42.3 million and EP 117 of $12.0 million.
Midstream
Committed spend remaining for the SPCF project as of March 31, 2026, was $8.5 million which was related to the remaining procurement, and construction management for the detailed design, engineering, planning, construction, testing, inspection and commissioning of the facility.
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

As of March 31, 2026, there was A$32.2 million of letters of credits issued under the Facility Agreement. As of
March 31, 2026 there was A$1.7 million of unused credit under Facility A and A$1.1 million of unused credit under
Facility B and Facility C.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended March 31,
	2026	2025
Statement of Cash Flows:
Net cash used in operating activities	$(27,037)	$(23,205)
Net cash used in investing activities	(112,793)	(73,681)
Net cash from financing activities	$194,048	$48,344
Net Cash Used in Operating Activities
For the nine months ended March 31, 2026, net cash used in operating activities was $27.0 million during which we incurred a net loss of $27.2 million compared to net cash used in operating activities for the nine months ended March 31,
2025 of $23.2 million, during which we incurred a net loss of $30.4 million. The net loss for the nine months ended
March 31, 2026, included the non-cash impacts of depreciation and amortization, stock-based compensation, performance bond facility fees, accretion of asset retirement obligations, interest expense, and foreign exchange differences.
Additionally, in the nine months ended March 31, 2026, net unfavorable changes in operating assets and liabilities totaled
$8.6 million, primarily consisting of a $4.2 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a $3.6 million increase in trade and other receivables and a $1.5 million increase in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the nine months ended March 31, 2026, net cash used in investing activities was $112.8 million compared to
$73.7 million for the nine months ended March 31, 2025. In the period ended March 31, 2026, there was spend on exploration and evaluation activities of $79.7 million in connection with the drilling of the SS-4H, SS-5H and SS-6H pilot wells, expenditure of $24.4 million of spend related to SPCF, $3.0 million incurred in connection with the proposed Falcon
Acquisition, $2.6 million related to interest on financing lease liabilities and $2.9 million related to interest on borrowings under our SPCF Syndicated Facility Agreement.
Net Cash from Financing Activities
For the nine months ended March 31, 2026, net cash received from financing activities was $194.0 million compared to $48.3 million received for the nine months ended March 31, 2025. The increase was primarily due to proceeds from the issuance of common stock of $110.4 million that occurred in the current fiscal period compared to $7.4 million in gross proceeds from the greenshoe option exercised in July 2024, $44.0 million of proceeds from the Syndicated Facility, $55.4 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls compared to $48.5 million in the prior period, partially offset by common stock issuance transaction costs of $5.2 million, payment of debt issuance costs of $3.3 million, repayments of finance lease liabilities of $6.9 million and $0.3 million related to the payment of performance bond facility establishment fees.
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

For additional information on our critical accounting estimates, refer to Management's Discussion and Analysis of
Critical Accounting Estimates included in Part II, Item 7 of the Group's Annual Report on Form 10-K for the year ended
June 30, 2025, as filed with SEC on September 25, 2025. There have been no material changes in critical accounting estimates at March 31, 2026 from those described in the Group’s Annual Report on Form 10-K for the year ended June 30,
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures as of such date were not effective at the reasonable assurance level due to the material weakness that was disclosed in our Annual Report on Form 10-K for the years ended June 30, 2025 and
June 30, 2024.
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
Our planned internal control remediation efforts, which are underway, include:
•We previously engaged a third–party consulting firm to assist with the documentation of our processes and internal controls over financial reporting. During the third quarter of fiscal year 2026, management, with the help of our third-party consulting firm, continued documentation of our key business and IT processes, refining controls identified through the walkthroughs performed in the second quarter. Assessments are currently in progress to conclude on design and operating effectiveness and determine additional actions needed in support of remediation of this material weakness.
•We selected and implemented a new ERP System at the start of fiscal year 2025 to facilitate recording and reporting of transactions for all entities. Management has commenced a detailed assessment of segregation of duties across key financial and IT processes to identify areas of elevated risk, including incompatible activities arising from resource constraints. Based on this assessment, management plans to implement remediation actions, including role redesign, enhanced supervisory review controls, mitigating manual controls, and system‑based restrictions where appropriate, to strengthen segregation of duties and mitigate the risk of error or inappropriate transactions.
•Our Vice President of Information Technology and Financial Reporting Manager, with extensive knowledge in their respective fields, continue to implement, enhance, and formalize procedures in their relevant areas, which will assist in the remediation of the above control deficiencies. We will continue to assess our needs and hire accounting and finance personnel to ensure reporting requirements are met and segregation of duties are maintained.
•We will provide training to control owners, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the completeness and accuracy of the operation of internal controls and validate appropriate assumptions (inputs) and conclusions (outputs) for routine and non-routine transactions.
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

Changes in Internal Control Over Financial Reporting
Except for the implementation of our remediation plans in connection with our ineffective disclosure controls and procedures described above, there were no changes in the Company’s internal control over financial reporting
(as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as provided below, there have been no material changes in risk factors for the quarterly period ended March 31,
2026 from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Risks Related to the Pending Falcon Acquisition
Tamboran stockholders and Falcon shareholders, in each case as of immediately prior to the Falcon Acquisition, will have significantly reduced ownership in the combined company.
Tamboran anticipates issuing 6,537,503 shares of Tamboran common stock to Falcon in exchange for Falcon’s equity interests in the Falcon Entities. Based on 28,318,909 shares of common stock issued and outstanding as of May 1,
2026, following the completion of the Falcon Acquisition, it is anticipated that persons who were stockholders and shareholders of Tamboran and Falcon, respectively, immediately prior to the Falcon Acquisition will own approximately
81.2% and 18.8% of the combined company, respectively, with Tamboran maintaining control over the combined company. As a result, Tamboran’s current stockholders and Falcon’s current shareholders will have less influence on the policies of the combined company than they currently have on Tamboran’s policies and Falcon’s policies, respectively.
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

The price of Tamboran common stock at the completion of the Falcon Acquisition will vary from its price on the date the Arrangement Agreement was executed, the date of this proxy statement, the date of the special meeting and the effective date. As a result, the market value represented by the number of shares issued to Falcon will also vary. For example, based on the range of closing prices of Tamboran common stock during the period from September 29, 2025, the trading day before the date of the public announcement of the Falcon Acquisition, through April 30, 2026, the total Falcon
Parent stock consideration represented a market value ranging from a low of $147,747,567.80 to a high of
$326,787,279.47.
The arrangement is subject to a number of conditions which may delay the Falcon Acquisition and could result in additional expenditures of money and resources or reduce the anticipated benefits, or result in termination of the
Arrangement Agreement and Tamboran having to pay a termination fee.
Tamboran’s and Falcon’s respective obligations to consummate the Falcon Acquisition are subject to the satisfaction
(or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the
Arrangement Agreement. Some of the conditions to completion of the arrangement are not within Tamboran’s control and
Tamboran cannot predict when, or if, these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to the termination date, it is possible that the Arrangement Agreement may be terminated. The Arrangement
Agreement provides that, upon termination of the Arrangement Agreement under certain circumstances, Tamboran or
Falcon would be required to pay the other party a termination fee of $3.75 million and $1.62 million, respectively. In addition, Falcon would be required to reimburse Tamboran for its documented out-of-pocket expenses incurred in connection with the arrangement under certain circumstances.
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
If the Falcon Acquisition is not completed for any reason, the ongoing businesses of Tamboran may be materially adversely affected and, without realizing any of the benefits of having completed the Falcon Acquisition, Tamboran would be subject to a number of risks, including the following:
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
Falcon shareholders have the right to exercise dissent rights and demand payment equal to the fair value of their
Falcon common shares and certain Falcon shareholders have exercised such rights. If dissent rights are properly exercised in respect of a significant number of Falcon common shares, a substantial payment may be required to be made to such
Falcon shareholders, which could have an adverse effect on the combined company’s financial condition and cash flows.
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
None, other than those reported in Current Reports on Form 8-K.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors
None.
(c) Insider Trading Arrangements and Policies
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation
S-K.

Item 6. Exhibits
The following documents are filed as exhibits hereto:

Exhibit Number	Description
2.1
Arrangement Agreement, by and among the Company, Australia Sub, U.S. Sub and Falcon, dated September 30,
2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 30, 2025, File No.
001-42149, and incorporated herein by reference).

2.2
Amending Agreement, by and among the Company, Australia Sub, U.S. Sub and Falcon, dated March 31, 2026
(filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 6, 2026, File No. 001-42149, and incorporated herein by reference).

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

10.1#
Deed of Addendum – Joint Venture and Shareholders Agreement, by and among TR West, TR Ltd., DWE and
TB1, dated March 20, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March
20, 2026, File No. 001-42149, and incorporated herein by reference).

10.2#
Deed of Addendum – Asset Sale Agreement – Beetaloo Acreage Acquisition, by and among TR West, the
Company, DWE and Elliott, dated March 20, 2026 (filed as Exhibit 10.2 to the Company’s Current Report on Form
8-K filed on March 20, 2026, File No. 001-42149, and incorporated herein by reference).

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
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed
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
#     Confidential information has been omitted because it is both (i) not material and (ii) is the type of information that the Company treats as private or confidential pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tamboran Resources Corporation
Date: May 13, 2026
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer