Form 10-K
period 2026-06-30
Tamboran Resources Corp
filed 2026-09-25
CIK 1997652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-42149

Tamboran Resources Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	93-4111196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 01, Level 39, Tower One, International Towers, Sydney, 100 Barangaroo Avenue, Barangaroo, New South Wales, Australia	2000
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: Australia +61 2 8330 6626
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TBN	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 31, 2025, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of such date was $468,176,582. As of September 23, 2026, the number of shares outstanding of the registrant’s common stock was 34,960,006.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Tamboran Resources Corporation Proxy Statement for the 2026 Annual Meeting of stockholders (“2026 Proxy Statement”) are incorporated by reference into Part III hereof.

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
“ASX” refers to the Australian Securities Exchange.
“Arrangement” refers to the Falcon Acquisition.
“Australian Federal Government” refers to the federal government of Australia.
“Beetaloo” or “Beetaloo Basin” refers to the Beetaloo Basin of the Northern Territory, Australia.
“Beetaloo Joint Venture” refers to the unincorporated joint venture in respect to EPs 76, 98 and 117, between TB1 Operator (77.5% working interest) and Falcon Australia (22.5% non-operated working interest), which was acquired by Tamboran on May 28, 2026.
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
“Corporations Act” refers to the Australian Corporations Act 2001 (Cth).
“Daly Waters” or “DWE” refers to Daly Waters Energy, LP, which is 100% owned by Formentera Australia Fund I, LP, which is managed by Formentera Australia Fund I GP, LP, a private equity firm of which Mr. Bryan Sheffield serves as managing partner.
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
“farm-in agreement” refers to an agreement under which the owner of a working interest in a license assigns the working interest or a portion of the working interest to another party (the “farmee”) as a means to share the costs and risks of development. Generally, the farmee agrees to pay the cost of the working interest owner (the “farmor”) to drill one or more wells. As consideration for the farmee’s services, the farmor transfers to the farmee a portion of the farmor’s interest in the license.
“Falcon” or “Falcon Canada” refers to Falcon Oil and Gas Limited, a corporation incorporated under the Business Corporations Act (British Columbia).
“Falcon Acquisition” refers collectively to (a) the acquisition by Tamboran (Beetaloo) Pty Ltd from Falcon of approximately 98.1% of the issued and outstanding equity interests of Falcon Oil & Gas Australia Limited (“Falcon Australia” or “FOGA”) and (b) the acquisition by Tamboran Resources Investments Holding Corporation from Falcon of all of the issued and outstanding equity interests of TXM Oil and Gas Exploration Kft. (“Falcon Hungary”), Falcon Oil & Gas Ireland Limited (“Falcon Ireland”), Falcon Oil & Gas Holdings Ireland Limited (“Falcon Holdings”) and Falcon Exploration and Production South Africa (Pty) Ltd (“Falcon South Africa”).
“Falcon Australia” or “FOGA” refers to Falcon Oil & Gas Australia Ltd, previously a wholly owned subsidiary of Falcon
“Falcon Entities” refers collectively to Falcon Australia, Falcon Hungary or TXM, Falcon Ireland, Falcon Holdings and Falcon South Africa.
“frac” refers to the drilling method for extracting oil and natural gas.
“GAAP” refers to generally accepted accounting principles in the United States.
“GHG” refers to greenhouse gases.
“gross acres” or “gross wells” refers to the total acres or wells, as the case may be, in which a working interest is owned.
“H&P” refers to Helmerich & Payne International Holdings, LLC, a subsidiary of Helmerich & Payne, Inc. (NYSE: HP).
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
“MMBoe” refers to one million barrels of oil equivalent.
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
“proved reserves” refers to quantities of oil, natural gas and NGLs that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or we must be reasonably certain that it will commence within a reasonable time. For a complete definition of proved crude oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).
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
v

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
Presentation of Financial and Operating Data
Our fiscal year ends on June 30. Unless otherwise noted, any reference to a year preceded by the words “fiscal year” refers to the twelve months ended June 30 of that year. For example, references to “fiscal year 2026” refer to the twelve months ended June 30, 2026. References to “dollars,” “$” and “U.S. dollars” refer to United States dollars; and references to “Australian dollars” and “A$” refer to Australian dollars.
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

	Average for the Fiscal Years
	2026	2025
A$1.00	$0.68	$0.65
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
It is possible that the Company’s future financial performance may differ from expectations due to a variety of factors, including but not limited to: our early stage of development with no material revenue expected until after initial gas sales, which commenced in September 2026, and our limited operating history; the substantial additional capital required for our business plan, which we may be unable to raise on acceptable terms; our strategy to deliver natural gas to the Australian East Coast and select Asian markets being contingent upon constructing additional pipeline capacity, which may not be secured; the absence of proved reserves and the risk that our drilling may not yield natural gas in commercial quantities or quality; the uncertainty in estimating the characteristics of our property; the speculative nature of drilling activities, which involve significant costs and may not result in discoveries or additions to our future production or reserves; the challenges associated with importing U.S. practices and technology to the Northern Territory, which could affect our operations and growth due to limited local experience; the critical need for timely access to appropriate equipment and infrastructure, which may impact our market access and business plan execution; the operational complexities and inherent risks of drilling, completions, workover, and hydraulic fracturing operations that could adversely affect our business; the uncertainty of our industry as a whole; the volatility of natural gas prices and its potential adverse effect on our financial condition and operations; the difficulty in executing our business strategy if we cannot manage our future growth effectively, our inability to obtain the commercial contracts necessary to facilitate direct delivery of our natural gas production on commercially reasonable terms; the risks of construction delays, cost overruns, and negative effects on our financial and operational performance associated with midstream projects; the potential fundamental impact on our business if our assessments of the Beetaloo are materially inaccurate; the uncertainties in estimating existing quantities of proved and possible reserves; our dependence on certain members of management and our technical team; our limited control over properties operated by others or through joint ventures; the inability of one or more third parties who contract with us to meet their obligations to us may adversely affect our financial results; the concentration of a majority of our assets and operations in the Beetaloo, making us susceptible to region-specific risks; our inability to make accretive acquisitions or successfully integrate acquired businesses or assets; operating hazards that could result in liabilities for which we may not have adequate insurance coverage; the risks inherent to the exploration and production of natural gas; delays and cost overruns resulting from the long term development schedule of natural gas projects; uncertainties arising from the identified drilling locations being scheduled out over several years, that could materially alter the occurrence or timing of the drilling; the risk that the development schedule of natural gas projects, including the availability and cost of drilling rigs, equipment, supplies, personnel and natural gas field services, is subject to delays and cost overruns; the substantial doubt raised by our recurring operational losses, negative cash flows, and cumulative net losses about our ability to continue as a going concern; our ability to attract a third-party partner and secure permitting to develop an additional LNG export terminal on Australia’s northern coast; financial crises; events outside our control, such as epidemics, geopolitical instability, terrorist attacks; cybersecurity threats and disruptions, as well as any compromised information or systems resulting from such disruptions; operational, compliance, cybersecurity, and reputational risks associated with the incorporation of artificial intelligence technologies into our processes; loss of or compromise to our information and computer systems; potential legal proceedings that result in liabilities; risks related to corporate social responsibility and our estimates thereof; complex laws and regulations that could affect our operational costs and feasibility or lead to significant liabilities; community opposition that could result in costly delays and impede our ability to obtain necessary government approvals; exploration and development activities in the Beetaloo that may lead to legal disputes, operational disruptions, and reputational damage due to native title and heritage issues; the requirement to produce natural gas on a Scope 1 net zero basis upon commencement of commercial production, with internal net zero goals, which may increase our production costs; attention to sustainability and ESG matters and environmental conservation measures that could adversely impact our business operations; restrictions and delays that may result from federal and local initiatives relating to hydraulic fracturing; reduced demand for the natural gas we produce or increased compliance costs due primarily to risks related to climate change; limitations on our ability to pursue business strategies if we incur costs related to a failure to comply with environmental, health or safety regulations; potential future regulation by the Northern Territory of Australia; unanticipated water and waste disposal costs as a result of increased water-related laws and regulations; restrictions on drilling, completion, production or related activities intended to protect certain species of wildlife; increased costs of compliance with evolving data privacy laws; risks related to our corporate structure as a holding company; the inability to achieve some or all of the benefits that we expect to achieve from the Corporate Reorganization; the requirements of being a public company may strain our resources, and we may be unable to comply with these requirements in a timely manner; changes in foreign currency exchange rates may impact our business, results of operations, or financial conditions; transactions with affiliates may not always be in the best interests of our stockholders; our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposal; our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders; a lack of positive cash flow until at least 2028; preferred stock which could be issued in the future adversely affecting the voting power of common stock; a material weakness in our financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements; our status as an emerging growth company means that we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, which apply to other public companies; the loss of our emerging growth company status subjecting us to more legal and compliance costs; Section 107 of the JOBS Act granting us an extended transition period, rendering our financial statements not comparable to those of other public companies; capital market differences between the U.S. and Australia may negatively impact the trading prices of our CDIs and common stock, and may limit our ability to act; our ability to raise capital may be significantly limited by listing rules of the ASX; an investor’s limited ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, because we conduct a majority of our operations in Australia, and many of our directors and officers reside outside the United States; being subject to the listing rules of the ASX may strain our resources, divert management’s attention, and affect our ability to manage the business or raise additional capital; arbitrage activities; changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies; and the other risk factors discussed in this report and the Company’s filings with the Securities and Exchange Commission (the “SEC”).
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
Additionally, certain forward-looking and other statements in this report or other locations, such as the Company’s corporate website, regarding sustainability or ESG matters, are informed by various standards and frameworks (which may include standards for the measurement of underlying data) and the interests of various stakeholders. Accordingly, such information may not be, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting or other regulatory purposes, even if the Company uses the word “material” or “materiality” in such discussions, and materiality as used in the context of sustainability, ESG and climate-related disclosures may differ from the materiality standards applied under other reporting regimes. Sustainability and ESG information is also often reliant on third-party information or methodologies that are subject to evolving expectations and best practices, and the Company’s approach to and discussion of these matters may continue to evolve as well. Statements regarding the Company’s sustainability, ESG and emissions targets, goals and aspirations, including its net zero equity Scope 1 and 2 goals, are aspirational and are not guidance, and actual performance against them may be affected by a variety of risks and uncertainties, including the pace and direction of the global energy transition, the availability, cost and integrity of carbon offsets, evolving GHG accounting and measurement methodologies, technological developments, regulatory and joint venture approvals and third-party activities, many of which are beyond the Company’s control. For example, the Company’s disclosures may change due to revisions in framework requirements, availability of information, changes in its business or applicable governmental rules and policies, or other factors, some of which may be beyond its control.

SUMMARY RISK FACTORS
The following is a summary of the material risks and uncertainties we have identified, which should be read in conjunction with the more detailed description of each risk factor contained below.

Risks Related to Our Business and Industry
•We are an early stage development company with a limited operating history and uncertain future performance;
•Our business plan requires substantial additional capital;
•Our ability to deliver natural gas to target markets depends on construction of additional pipeline capacity;
•Our drilling areas may not yield natural gas in commercial quantities or quality;
•We face substantial uncertainty in estimating the characteristics of our property;
•Drilling is speculative and may not result in discoveries or additions to production or reserves;
•We face challenges importing U.S. practices and technology to the Northern Territory and attracting a qualified workforce;
•Timely access to appropriate equipment and infrastructure is critical to our market access and business plan;
•Drilling, completions, workover and hydraulic fracturing operations present operational risks;
•Our industry is subject to uncertainties, including volatile natural gas prices;
•We may be unable to manage future growth and obtain the midstream contracts needed to execute our strategy;
•Midstream projects are subject to construction delays and cost overruns;
•Our assessments of the Beetaloo and estimates of reserves may be materially inaccurate;
•We are dependent on certain members of our management and technical team;
•We have limited control over properties and investments operated by others or through joint ventures;
•Third-party failures to meet contractual obligations may adversely affect our financial results;
•Our concentration in the Beetaloo exposes us to risks associated with operating in one geographic area;
•We may be unable to make accretive acquisitions or successfully integrate acquired businesses or assets;
•Our business is subject to operating hazards that could result in substantial losses or liabilities inherent to the exploration and production of natural gas for which we may not have adequate insurance coverage;
•We are subject to risks inherent to natural gas exploration and production;
•Our drilling locations are scheduled over years, such that uncertainties, including availability and cost of rigs, equipment, supplies, personnel and natural gas field services, could materially alter the cost of their drilling;
•Natural gas project development is subject to delays and cost overruns;
•Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern;
•Our business plan contemplates developing a new LNG export terminal on the northern coast of Australia. Our ability to develop a facility is dependent on securing a third-party partner and the necessary permits;
•A financial crisis or deterioration in general economic, business or industry conditions could adversely affect our results;
•Events outside our control, including epidemics, geopolitical instability, terrorism and security threats, could adversely affect our business;
•Our business could be negatively affected by security threats and disruptions, including electronic, cybersecurity or physical security threats and other disruptions;
•Artificial intelligence technologies may present business, operational, compliance, cybersecurity and reputational risks;
•Loss of or compromise to our information and computer systems could adversely affect our business;
•We may be involved in legal proceedings that could result in substantial liabilities; and
•We are subject to risks related to corporate social responsibility.
Risks Related to Environmental, Legal Compliance and Regulatory Matters
•Complex laws and regulations could increase our operating costs or expose us to significant liabilities;
•Community opposition could result in significant costs and delays and impede required government approvals;
•Native title and heritage issues could lead to legal disputes, operational disruptions and reputational damage;
•Net zero requirements and goals may increase our production costs and may be difficult to meet;
•Sustainability, ESG and environmental conservation measures may adversely affect our business;
•Hydraulic fracturing initiatives could increase costs, restrict operations or delay natural gas well completion;
•Climate change risks could increase costs, limit production areas and reduce demand for our natural gas;
•Failure to comply with environmental, health and safety laws could limit our business strategies and result in costs and liabilities;

•Future gathering systems and processing facilities will be subject to Northern Territory regulation;
•We may face unanticipated water and other waste disposal costs;
•Wildlife protection restrictions could limit drilling, completion, production or related activities; and
•Our business is subject to complex and evolving laws and regulations regarding privacy, data security and the processing of personal information.
Risks Related to our Corporate Structure
•We are a holding company dependent on distributions from TR Ltd. to pay taxes and corporate expenses; and
•We may be unable to achieve some or all of the benefits expected from the Corporate Reorganization;
Risks Related to our Common Stock and our CDIs
•The requirements of being a public company, including compliance with the reporting requirements of the ASX listing rules and the Exchange Act, and the requirements of the SOX, may strain our resources and we may be unable to comply with these requirements in a timely or cost-effective manner;
•Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial conditions;
•We have engaged in transactions with our affiliates and expect to do so in the future. The terms of such transactions and the resolution of any conflicts that may arise may not always be in our or our stockholders’ best interests;
•Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or proposals, which may adversely affect the market price of our CDIs and common stock;
•Our exclusive Delaware forum provision may limit stockholders’ ability to obtain a favorable judicial forum;
•We do not expect positive cash flow until at least 2028 or to pay dividends in the foreseeable future;
•Future issuances of preferred stock could adversely affect voting power or value of CDIs and common stock;
•We have identified a material weakness in our internal control over financial reporting. Any material weakness may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements;
•Our emerging growth company status exempts us from certain reporting requirements applicable to other public companies;
•Loss of our emerging growth company status may increase our legal and compliance costs;
•Our extended transition period pursuant to Section 107 of the JOBS Act may make our financial statements not comparable to those of other public companies;
•Trading in our CDIs may have a material adverse effect on the trading price of our common stock on the NYSE;
•The differences between the capital markets in Australia and the United States may negatively affect the trading prices of our CDIs and common stock, and limit our ability to take actions performed by U.S. companies;
•Our ability to raise additional capital may be significantly limited by listing rules of the ASX that limit the amount of common stock that we are permitted to issue without stockholder approval;
•An investor may have limited ability to bring an action against us or our directors and officers, because our directors reside in and we conduct a majority of our operations in Australia;
•ASX listing rules may strain our resources, divert management’s attention and affect our ability to manage our business or raise additional capital;
•The market price of our common stock may be adversely affected by arbitrage activities; and
•Changes in accounting standards may adversely affect our financial statements.

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
Overview
Tamboran is an early stage, growth-driven independent natural gas exploration and production company focused on an integrated approach to the commercial development of the natural gas resources in the Beetaloo Basin located within the Northern Territory of Australia. Through its subsidiaries, Tamboran holds approximately 2.8 million net prospective acres and is the largest acreage holder in the Beetaloo Basin. We believe natural gas will play a significant role in the transition to cleaner energy and are committed to supporting the global energy transition by developing commercial production of natural gas in the Beetaloo Basin with net zero equity Scope 1 and 2 emissions.

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

Preliminary results and third-party data indicate that natural gas produced in the Beetaloo generally has lower carbon dioxide content compared to natural gas produced elsewhere in Northern Australia and major fields supplying Australia’s East Coast gas market. We believe our application of U.S. drilling and completion technology will provide us with a competitive advantage to achieve natural gas production in compliance with the Australian government’s recently enacted GHG regulations. The Australian Federal Government’s current policy is to target net zero carbon emissions economy-wide by 2050. The Australian government’s safeguard mechanism (legislation.gov.au) provides regulations that shale gas facilities will have a “zero baseline” meaning they must have Net Zero Scope 1 emissions by law (the “Safeguard Mechanism”). The Australian government has announced a review of the Safeguard Mechanism, which is due to commence in the second half of calendar year 2026 and conclude during calendar year 2027. We have set a target to exceed these current requirements by reaching net zero equity Scope 1 and 2 GHG emissions upon commencement of commercial production. We expect there to be a variety of means in which we could achieve our net zero equity Scope 1 and 2 goals, including but not limited to, utilizing carbon offsets, for which the prices are capped by applicable law, exploring opportunities to power our facilities with renewable energy sources, implementing methane leakage minimization technology in the design and operation of our production facilities and integrating a carbon capture storage hub with our proposed LNG project.
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
Our Business Plan

Tamboran’s business plan to develop the Beetaloo Basin consists of three phases, addressing structural supply shortages within three markets. The focus of the first phase is on the transition from exploration activities to commercialization by delivering the Shenandoah South Pilot Project. The project aims to supply initial gas sales into the local Northern Territory gas market, delivering early revenue to Tamboran and royalties to key stakeholders, such as the Northern Territory Government and Native Title Holders. Tamboran has drilled and completed the initial five wells and achieved mechanical completion of the Sturt Plateau Compression Facility (“SPCF”) in July 2026.
During fiscal year 2026, Tamboran progressed the first phase towards the commercialization delivering on key milestones, including:
•taking final investment decision on the Shenandoah South Pilot Project,
•executing a binding, take or pay Gas Sales Agreement with the NT Government,
•drilling SS2-1H, -3H and -5H with ~10,000-foot horizontal sections,
•safely executing a stimulation program on SS2-1H and commencing a stimulation plan for SS2-3H, SS2-4H and SS2-5H,
•completing record Beetaloo Basin IP30, IP60 and IP90 flow rate tests on SS2-2H ST1,
•achieving record IP20 flow rates from the SS2-1H well, and
•receiving Native Title Holder consent and Northern Territory Government approval to sell gas under the Beneficial Use of Gas (“BUG”) legislation, which allows Tamboran to sell gas under an exploration permit during the appraisal period.
Over the course of fiscal year 2027, Tamboran plans to progress our development activities in the Shenandoah South Pilot Project, which successfully delivered first commercial sales in September 2026, including:
•the drilling and tie-in of the three additional Shenandoah South wells (SS1-2H, SS1-4H and SS1-6H),
•completing construction activities, commissioning and practical completion of the SPCF.
Gas sales are expected to ramp to the full 40 TJ/d (approximately 41 MMcf/d) (gross) plateau rates in accordance with the Northern Territory Government's nominations, subject to well performance and final SPCF commissioning activities.
During fiscal year 2026, APA Group (ASX: APA), Australia’s largest gas infrastructure company, successfully completed construction of the 12-inch diameter Sturt Plateau Pipeline (“SPP”). The 23-mile pipeline allows for gas to flow from the SPCF to the Amadeus Gas Pipeline (“AGP”). APA Group achieved practical completion on the SPP in July 2026 and commenced receiving sales gas and charging the transportation toll in September 2026.
The Beetaloo Joint Venture continues to evaluate options for a potential expansion of the SPCF to up to 100 TJ/d, with an investment decision planned for mid-2027. Tamboran is evaluating pipeline availability to access additional markets within the Northern Territory and Mount Isa networks.
The second development phase involves constructing a new high capacity pipeline to access the Australian East Coast domestic gas market and ullage in the existing East Coast LNG export facilities in Gladstone. APA Group is evaluating the opportunity to construct an approximately 1,000-mile pipeline connecting the Beetaloo to the East Coast gas grid network.

Australia’s East Coast gas market currently has ~5 Bcf/d of demand, including ~1.3 Bcf/d domestic and ~3.6 Bcf/d LNG export capacity. A gas shortfall is forecast on the East Coast in the late-2020s, providing a near-term opportunity for Beetaloo Basin gas to fill an increasing supply gap. Tamboran has secured non-binding letters of intent from six of Australia’s largest energy retailers with respect to the purchase of natural gas from us, with an aggregate volume of 875 MMcf/d for a period of up to 10 to 15 years.

The third phase of development aims to supply natural gas for export through the existing LNG plants in the Middle Arm Precinct (“MAP”) near Darwin and Tamboran's proposed Northern Territory LNG export facility (“NTLNG”) to South and East Asian markets. Pre-FEED of the NTLNG project was completed in mid-2025 with Bechtel, the world’s leading LNG engineering, procurement and construction (“EPC”) contractor, assessing the potential first phase to consist of two 6 million tons of LNG per annum LNG trains, each train consuming approximately 1 Bcf/d of gas from the Beetaloo Basin.

Tamboran is also assessing opportunities to provide gas to existing LNG facilities. In consideration of the proposed NTLNG project, the government of the Northern Territory of Australia has awarded us exclusive use of an approximately 420-acre site for a term extending to December 31, 2027 under an interim agreement, with two one-year extension options to progress FEED studies with respect to NTLNG.
The MAP, an industrial complex adjacent to the city of Darwin, seeks to provide infrastructure focused on low emissions operations, for the export, processing, storage, shipping and rail transportation of LNG and other hydrocarbons. The MAP is currently home to an export hub with two existing and operational LNG export terminals, the Darwin LNG terminal with a capacity of 3.7 MTPA and the Ichthys LNG terminal with a capacity of 8.9 MTPA. Tamboran has secured non-binding memoranda of understanding (MOUs) with bp and Shell for 20-year LNG purchase contracts. Tamboran is evaluating strategic partnerships for the financing and development of these and other infrastructure projects.
Tamboran plans to deliver the proposed development plan with a continuous focus on reducing costs while increasing production efficiencies. The strategy includes importing U.S. unconventional drilling and completion techniques, best-practices and technology, together with the right personnel, which is expected to reduce the incremental cost to drill and complete future wells. Tamboran has contracted Helmerich & Payne, Inc. (NYSE: HP) for one H&P FlexRig® with a 10-year option to contract for up to four additional rigs.
Tamboran has also entered into a two-year preferred arrangement with Liberty Energy Inc. (NYSE: LBRT) (“Liberty Energy”) to provide us dedicated frac fleets and personnel on market terms (as reasonably determined by the Beetaloo Joint Venture). Tamboran and Liberty Energy recently signed an MOU in September 2026 setting out the intent to extend the hydraulic fracture stimulation and wireline services agreement covering Tamboran's operations in the Beetaloo Basin. The MOU further contemplates priority access for Tamboran to a broader set of Liberty Energy capabilities as they are introduced to Australia, including gas processing and conditioning and remote gas-fired power generation through Liberty Power Innovations, PropX sand slurry delivery and collaboration on the development of local proppant supply.
Investment Highlights
Key strengths to support Tamboran’s successful execution of the business strategy, include:
•Proven Team. Proven Board and Management with operational and commercialization experience to unlock large-scale shale developments.
•Basin-scale acreage position. Largest Beetaloo Basin acreage holder, owning majority of the basin’s prospective area with 2.8 million net prospective acres and 3 – 4 stacked benches across two key depocenters.
•Partners accelerating lessons. Tamboran has brought in strategic partnerships (all equity holders) with Helmerich & Payne (NYSE: HP), Liberty Energy (NYSE: LBRT) and Baker Hughes to accelerate incorporation of lessons from the U.S. shale industry.
•Most experienced operator. Tamboran’s operations team has been involved in the Beetaloo Basin for over a decade, operating nine horizontal wells across the basin, the most by any operator.
•Moving to producer. Transition to producer with first gas sales achieved in September 2026; 40 TJ/d (gross) from Pilot Project contracted to the Northern Territory Government at fixed price, CPI escalated.
•Multiple gas markets. Three highly attractive markets trading at attractive premiums to U.S. Henry Hub price and potential future exposure to international LNG.
Our Assets and Operations
Tamboran holds interests across various exploration permits (EPs) in the Beetaloo Basin, which have been divided into sub-blocks following a Checkerboard process (as defined below) with Daly Waters Energy, LP in 2025, and one production license, located in Hungary (“Makó-árok I.”, hereinafter: “Makó” or the “Makó License”). See “—Title to Properties” for further information. The table below highlights Tamboran’s working interest across Beetaloo Basin assets.

The table below represents Tamboran's net prospective acres once the Checkerboard process is completed and, (excluding EP 161, EP 143 and EP 136) are subject to the completion of the minority shareholder compulsory acquisition of Falcon Australia which follows the completion of the broader transaction with Falcon in May 2026.
Working interests also include the impact of:
•the Acreage Sale to Daly Waters Energy, LP, announced in May 2025 and subject to completion of certain conditions precedent,
•the Acreage Realignment Agreement with Daly Waters Energy, LP, announced in November 2025, and
•the farmout to Daly Waters Energy, LP, announced in March 2026.

Permits	Gross Prospective Acres	Interest	Net Prospective Acres
Northern Pilot Area	20,239	44.38%*	8,982
Southern Pilot Area	20,230	44.38%	8,978
Orion Block	493,229	78.00%*	384,719
Beetaloo Central Development Area (BCDA)	316,131	10.00%	31,613
Andromeda Block	218,176	92.00%*	200,722
Pegasus Block	536,669	100.00%*	536,669
Draco Block	914,839	100.00%*	914,839
DW OTD Area	813,460	22.50%	183,029
DW Plains Area	281,633	12.50%	35,204
DW Arnold Area	525,740	22.50%	118,292
DW Carpentaria Area	202,931	22.50%	45,659
EP 161	512,000	25.00%	128,000
Maverick Block	207,000	100.00%*	207,000
Total	5,062,277		2,803,706
* Denotes operated permit following the completion of the Checkerboard.
Tamboran has participated in eight wells with the ninth well currently drilling within the Shenandoah South Pilot Project since 2024. A table of the wells references the updated naming convention for wells in the region and the current well status.

New Name	Previous Name	Status
SS-1H	SS-1H	90-day flow test over 500 meters
SS1-2H	SS-9H	Currently drilling
SS1-4H	SS-8H	Drilled and awaiting completion
SS1-6H	SS-7H	Drilled and awaiting completion
SS2-1H	SS-6H	20-day flow test, tied-in to SPCF
SS2-2H ST1	SS-2H ST1	90-day flow test, tied into SPCF
SS2-3H	SS-5H	Drilled and completed, tied into SPCF
SS2-4H	SS-3H	Drilled and completed, tied into SPCF
SS2-5H	SS-4H	Drilled and completed, tied into SPCF
In conjunction with the Checkerboard (as defined below), Tamboran and DWE entered into an agreement whereby DWE would acquire a non-operating and non-controlling interest across 100,000 acres within two areas of Tamboran's post-checkerboard acreage position for a consideration of $15 million. See “—Agreements Relating to the Development of our Assets — Asset Sale Agreement”.
Royalty Owners
We are required to pay a statutory royalty to the NT Government of 10% of the gross value, at the well-head, of all petroleum produced in connection with a production license or EP in a project area. The gross value of that petroleum is determined by the Petroleum Royalty Act (NT). Further private royalties are in place over the permits for individual amounts from 0.1% to 5.5% which accumulate to between 2% and 11% depending on the commercial arrangements that have been entered into with the private royalty holders. See “—Environmental Matters and Regulation” and “—Agreements Relating to the Development of our Assets” in this report and “Certain Relationships and Related Person Transactions” included in the 2026 Proxy Statement for further information.

Mr. Bryan Sheffield holds a 2.3% overriding royalty interest (“ORRI”) through Daly Waters Royalty over all of our Beetaloo assets, plus an additional 0.3% over the Beetaloo assets acquired through Falcon. Mr. Bryan Sheffield also holds an additional 0.45% royalty over the Beetaloo assets acquired through Falcon through a holding company.
Sweetpea has granted a 4% ORRI in favor of the Tom Dugan Family Limited Partnership, LLP, Territory Oil & Gas, LLC; Malcolm John Gerrard, and Longview of all petroleum produced from the Sweetpea Assets and the land subject to the Sweetpea Assets.
Sweetpea has granted PetroHunter Energy Corporation an ORRI of 2% of the petroleum produced from the land over which the EP 136 and EP 143 were originally granted.
Sweetpea has granted an undivided 1% ORRI in favor of Jeffrey J Rooney as trustee of the Siegel Dynasty Trust of all petroleum produced from the Sweetpea Assets and the land subject to the Sweetpea Assets. The beneficiaries of the Siegel Dynasty Trust are Emily Siegel and Robert Siegel, who are the children of David N. Siegel, who is a director of the Company. The ORRI extends to all extensions or renewals of each of the Sweetpea Assets (as applicable) and to any production licenses or subsequent rights to produce petroleum, from those lands, which are granted or issued to Sweetpea, its successors or assignees.
Tamboran B2 Pty Ltd (formerly Origin Energy B2 Pty Ltd) granted a 0.775% ORRI in favor of the Bayless Group, comprising Tom Dugan Family Limited Partnership, Territory Oil & Gas LLC and Malcolm John Gerrard over EPs 76, 98 and 117.
Agreements Relating to the Development of our Assets
Capitalized terms used but not defined in this section or elsewhere in this report have the meanings ascribed to them in the applicable agreement.
TB1 A&R JVSA
We are a member of TB1, a 50/50 joint venture, through our wholly owned subsidiary, TR West, with Daly Waters, an entity controlled by Mr. Bryan Sheffield. TB1 in turn wholly owns TB1 Operator.
On May 12, 2025, we entered into the TB1 A&R JVSA. The following summary of the TB1 A&R JVSA does not purport to be complete and is qualified in its entirety by reference to the full text of the TB1 A&R JVSA, a copy of which is attached as Exhibit 10.29 to this report.
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
We are the manager of TB1 with responsibility to carry out day to day operations, including managing the activities of the TB1 Operator in operating the properties and complying with the Beetaloo JOA. The manager is also responsible for submitting work plans and budgets with respect to the development of the properties by the TB1 Operator, in accordance with the terms of the Beetaloo JOA, and submitting retention and production license applications.
Special Approvals
Under the TB1 A&R JVSA, TB1 is not permitted to take any of the following actions without the affirmative consent of 75% or more of the total number of votes cast by directors present and entitled to vote at a duly convened meeting of the TB1 Board:
•entering into any partnership or joint venture;
•entering into any new borrowing facility in excess of A$5 million;
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
Cash Call and Dilution
If a party fails to make a required cash call, the other party may elect to make the contribution on such defaulting party’s behalf and cause the contributed amount to constitute debt owing from the non-contributing party bearing interest at a rate consistent with the Agreed Interest Rate defined in the Beetaloo JOA, defined generally as average quote rate for 90-day Australian bills of exchange plus 4%. Alternately, a party may make a contribution on such defaulting party’s behalf and cause the contributed amount to constitute additional equity, receiving additional shares in TB1 at a value of A$1.00 per share.
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
At any time, following approval of a Development Plan, either joint venture party may direct the Technical Committee to provide a recommendation to the TB1 Board in relation to the Checkerboard Strategy and the Technical Committee must, acting in good faith, consider the best approach to implementing the Checkerboard Strategy.

The Checkerboard Strategy (“Checkerboard”) was structured in two tranches.
In Tranche 1, Tamboran and Daly Waters must apply for retention licenses for both the North and South First Strategic Development Areas (“FSDAs”). Following various agreed extensions, applications were submitted in March 2026 over North FSDA, South FSDA, Orion (formerly referred to as Dev A++) and Beetaloo Central Development Area (BCDA) and the retention licenses are expected to be awarded in late 2026. On March 23, 2026, Tamboran and Daly Waters executed the Stage 1 Checkerboard Sale and Purchase Deed covering this acreage, with completion subject to a number of conditions expected to be completed later this year. The North FSDA will remain with TB1 with Tamboran remaining as Operator. The South FSDA will be sold to related parties, split equally (38.75% each) between Tamboran and DWE, with DWE (or its nominee) acting as Operator. The Orion and BCDA acreage will also be sold to related parties, with Tamboran remaining as operator of Orion and DWE taking over operatorship of BCDA.
Tranche 2 covers the remaining Checkerboard permit areas. On March 25, 2026, Tamboran and Daly Waters executed the Stage 2 Checkerboard Sale and Purchase Deed covering this acreage. The timeline for submission of further retention licenses has not been agreed yet, and the joint venture will continue to develop the acreage in accordance with its commitment obligations.
In conjunction with the Checkerboard, the Company and DWE entered into an Asset Sale Agreement. See “Asset Sale Agreement”.
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
TB1’s right-of-first-refusal over expansions of SPP and the SPCF is prioritized for the FSDAs gas; if only one shareholder supports an expansion, that shareholder may utilize 100% of the added capacity.
Commitment Wells; Development Obligations
The TB1 A&R JVSA requires six horizontal “Commitment Wells” (minimum 7,500 ft laterals; ≥45 stages) to be drilled, completed, and tied-in over three consecutive work-program years (2025–2027). DWE will select all Commitment Well locations, with at least four wells required in the North FSDA. This obligation has been met with the drilling of three wells in the North FSDA in 2025 and the drilling of three wells in the South FSDA in 2026.
Other
Where retention licenses in the North FSDA and/or the South FSDA remain uncompleted, Daly Waters may elect to have us buy-back or otherwise convert its 50% interest in TB1 into a 38.75% direct participating interest in the Beetaloo Joint Venture prior to December 31, 2026.
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
Each of the members of TB1 has certain pre-emptive rights. Each joint venture party has a right of first offer and right to match any third party offers in connection with any proposed transfer of equity interests in TB1. The TB1 A&R JVSA also permits a party to “drag” the other in a sale of the joint venture if that selling party holds at least 75% of the equity interests in TB1. Each party likewise has the right to participate or tag along in any sale by the other party of 75% or more of the equity interests.
Upon the occurrence of any default under the TB1 A&R JVSA (which includes the failure to pay amounts due), the other party may elect to purchase all of the defaulting party’s equity in TB1 at a price equal to 95% of fair market value.

Falcon Agreements
The TB1 Operator is also a party to a joint operating agreement with Falcon Australia (the “Beetaloo JOA”). The Beetaloo JOA establishes the respective rights and obligations of the TB1 Operator and Falcon Australia in connection with EPs 76, 98, and 117. The TB1 Operator is designated as the operator under the Beetaloo JOA. Prior to the closing of the Falcon Acquisition, the TB1 Operator held a 77.5% working interest and Falcon Australia held a 22.5% non-operated working interest in the Beetaloo JOA. On May 28, 2026, Tamboran acquired approximately 98.1% of the issued and outstanding equity interests of Falcon Australia. On July 23, 2026, Tamboran completed the acquisition of FOGA minority stock held by sophisticated investors in exchange for 60,259 shares of Tamboran common stock.
Asset Sale Agreement
On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into a binding agreement whereby DWE would acquire a non-operating and non-controlling interest across 100,000 acres within two areas of Tamboran's post-checkerboard acreage position for consideration of $15 million. The transaction is subject to certain conditions precedent including, but not limited to, DWE obtaining approval from the Formentera Australia Fund, LP’s Limited Partner Advisory Committee, Tamboran shareholder approval and regulatory approvals (“Original ASA”).
On March 20, 2026, the parties entered into a Deed of Addendum to the Asset Sale Agreement (“ASA Addendum”), which among other things, provides that Elliott Energy I Pty Ltd will only acquire a beneficial interest in the Dev A++ Area to facilitate the application for a retention license over the Phase 2 Development Area, which will incorporate the Dev A++ Area together with approximately 100,000 acres of additional acreage. The ASA Addendum also deletes the escrow provisions contained in the Original ASA and extends the Dev A++ End Date (as defined in the Original ASA) to December 31, 2026 and the C10 End Date (as defined in the Original ASA) to December 31, 2027 (or such other dates as the parties may agree in writing).
McArthur Joint Operating Agreement
On December 11, 2012, we entered into a joint operating agreement (the “McArthur JOA”) with Santos QNT under which Santos serves as the operator of EP 161. The McArthur JOA will remain in effect as long as the permits remain in force in the names of two or more parties. Our current working interest under the McArthur JOA is 25%. We must continue to contribute our proportionate share of expenditures to maintain our proportionate interest in the underlying permit. Before incurring any commitment or expenditure greater than A$2,000,000, Santos must receive approval from an operating committee consisting of a representative from each of Tamboran and Santos. We have committed approximately $6.0 million through March 2027 based on minimum work requirements. Tamboran has approved a CY2026 budget including a two well program and hydraulic fracturing long lead items for a commitment of approximately A$26 million.
Drilling Contract with H&P
On September 9, 2022, we, through a wholly owned subsidiary, entered into a drilling contract with H&P (as amended, the “Drilling Contract”). The term of the Drilling Contract commenced on July 1, 2023. Under the Drilling Contract, and associated agreements, we granted H&P a 10-year preferential right to provide drilling services to us in connection with our exploration and production activities in Australia. We paid H&P a mobilization fee of $15,000 per day plus all associated costs for shipping from Houston, Texas to the first location being the SS-1H well pad. The total import cost for rig 469 was $7.5 million. We will also pay an operating rate of $39,500 per day. The contract also provides for us to pay H&P a demobilization fee equal to the documented trucking and mobilization costs to a mutually-agreed location in Australia. Under the Drilling Contract we have an option to contract for up to four additional rigs.
APA Group Agreements
Tamboran entered into agreements with APA Group whereby APA will build, own and operate the 23-mile (37 kilometer) 12-inch diameter Sturt Plateau Pipeline (“SPP”) for the Shenandoah South Pilot Project. The SPP will connect the SPCF to the existing APA-owned AGP, the delivery point for gas volumes under the Gas Sales Agreement with the Northern Territory Government (“NTGGSA”).
Tamboran and DWE have contracted all foundation capacity on the SPP from the commencement of operations until at least 2041, which reflects the term of the NTGGSA and have competitive access and pricing rights to contract capacity following completion of the initial term. Practical completion on the SPP occurred in July 2026 and sales volumes of gas were delivered into the pipeline in early September 2026 marking first volumes delivered from the Beetaloo Basin to the Northern Territory gas market.

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
Under the BEC EDA, APA Group has agreed to continue evaluation of the proposed pipeline with early works expenditure of up to A$5 million on the basis that we continue to progress and achieve certain agreed milestone conditions, such as the availability of sufficient financial resources to drill additional wells and us taking material steps toward the drilling of additional wells. The BEC EDA is a preliminary agreement related to the development of the BEC Pipeline Project, and as such, neither we nor APA Group will have material binding obligations until definitive agreements are signed.
Origin Retail Gas Sales Agreement
On September 18, 2022, the TB1 Operator entered into the Origin GSA for the potential supply of gas sourced from EPs 98, 76, or 117. The supply and purchase obligations under the Origin GSA are subject to conditions precedent. These include the TB1 Operator making a positive final investment decision on the development of the permits, which was required to be satisfied by January 1, 2026. That condition precedent was not satisfied by that date, and Origin Retail may terminate the Origin GSA, and the TB1 Operator may terminate it on or after January 1, 2027, if that condition precedent remains unsatisfied on that date. Notwithstanding, certain negotiation rights in favor of Origin Retail remain and will survive upon termination and come into effect for the further occasion where the TB1 Operator or any of its related bodies corporate proposes to enter into a gas sales agreement with a third party with a firm maximum daily quantity of at least 200 TJ/d (~206 MMcf/d), or the annual equivalent.
NT Government Gas Sales Agreement
On April 23, 2024, the Beetaloo Joint Venture signed the NTGGSA to supply the NT Government with 40 TJ/d (equivalent to ~41 MMcf/d gross) from the Shenandoah South Pilot Project for an initial term that expires at the end of 2034, with the first gas supply occurring in September 2026. The Buyer has an option to extend the NTGGSA for a further 6.5 years through to mid-2041.
The NTGGSA includes conditions precedent that require satisfaction for the agreement to become binding. Specifically, the NTGGSA is conditional on the Beetaloo Joint Venture entering into a binding gas transportation agreement with APA Group on the SPP, a binding gas processing agreement for the SPCF, reaching a final investment decision on the Shenandoah South Pilot Project, and receiving key regulatory and stakeholder approvals, all of which have now occurred. Once the NTGGSA becomes binding, the Beetaloo Joint Venture is required to deliver the daily quantity of gas available each day unless excused under the contract as part of permitted interruptions or Force Majeure. If there is an unexcused supply shortfall, the Beetaloo Joint Venture may be liable to pay shortfall liquidated damages.
Volumes from the Shenandoah South Pilot Project are expected to ramp up to the full 40 terajoules per day (TJ/d) over the remainder of 2026. During this commissioning period, Tamboran and DWE will receive a discounted price for the gas, reflecting the interruptible nature of supply during the commissioning period.
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
Human Capital Resources
As of June 30, 2026, we employed 45 people full-time and two part-time people. We hire independent contractors on an as needed basis. We believe we have good relations with our employees. We and our employees are not members of any labor union. We prioritize local hiring for both employees and contractors, particularly in areas of field operations, to support employment opportunities in our local communities.
Safety and Training
Safety is a high priority for us, including the prevention of any releases from our operations. We conduct routine maintenance and inspections at our facilities, and we have established practices and operational infrastructure to control and mitigate potential spills or discharges. We also provide training to our staff and contractors that covers spill response and reporting and take steps to ensure our teams are fully trained on our response plan in the event of any releases. We believe these measures continue to strengthen our process safety culture. We have a full-time Senior Manager of Health, Safety and Environmental who is responsible for training, evaluation and risk mitigation as well as implementing safety measures.
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
Sustainability and ESG
Sustainability is a central component of our corporate strategy, including continued focus on the Company’s impact on the environment, and relationships with Traditional Owners, key stakeholders and employees. As an energy company with assets in the pre-development stage, we have the opportunity to integrate environment, community and social matters into the center of what the Company delivers. By focusing on the sustainable development of our Beetaloo natural gas project, we aim to grow local jobs, strengthen communities and deliver a positive social impact. We are committed to respecting the unique environment in the Northern Territory and working closely with the local communities to understand their diverse views on development and the impact on the environment. To highlight the importance of Sustainability and ESG, the Company has a Six-Pillar Sustainability Plan, which includes: (i) Health and Safety: Putting the health and safety of our people first; (ii) Climate Change: Responsibly delivering a low GHG intensity natural gas project; (iii) Environment: Protecting the local environments in which we operate; (iv) Community: Working closely with, and strengthening the local communities; (v) People: Being a preferred employer and partner of choice; and (vi) Economic Sustainability: Generating economic growth and value for investors, employees, customers and communities. The Federal Safeguard Mechanism (legislation.gov.au) provides regulations that shale gas facilities will have a “zero greenhouse gas baseline” meaning they must have Net Zero Scope 1 emissions by law once facilities enter the Safeguard Mechanism. The Australian government has announced a review of the Safeguard Mechanism, which is due to commence in the second half of calendar year 2026 and conclude during calendar year 2027.
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
Moreover, public interest in climate change and the protection of the environment has increased in recent years. Drilling in some areas has been opposed by activists, including environmental groups, and, in some cases, has been restricted. Our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts onshore drilling or imposes environmental requirements that result in increased costs to the natural gas industry in general, such as more stringent or costly waste handling, disposal or cleanup requirements.
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
The objectives of the Petroleum Regulations 2020 (NT) (“Petroleum Regulations”) are to provide for land access agreements between interest holders and the owners or occupiers of land covered by petroleum interests, to support and enhance the integrity of onshore petroleum wells and petroleum surface infrastructure by ensuring that risks are reduced to as low as reasonably practicable, and the strategic management of petroleum production. In accordance with the Petroleum Regulations, Tamboran is required to enter into land access agreements with the owners or occupiers of the land on which it conducts its activities before it conducts regulated operations. The Petroleum Regulations govern the minimum conditions of entry into these access arrangements with the owners or occupiers. The Petroleum Regulations also prescribe the fees Tamboran must pay relating to the general administration of its petroleum titles, including fees for the grant, renewal and variation of EPs, retention licenses and production licenses.
The object of the Petroleum (Environment) Regulations 2016 (NT) (“Petroleum Environment Regulations”) is to ensure that regulated activities are carried out in a manner that is consistent with the principles of ecologically sustainable development, and by which the environmental impacts and risks of the activities will be reduced to a level that is as low as reasonably practicable and acceptable. The Petroleum Environment Regulations require the preparation of environment management plans for regulated activities and mandate such plans be approved by the Minister. Tamboran, as the permit holder, has environment management plans (“EMP”) in place in respect of all its regulated activities. These activities include conducting seismic surveys, the construction, operation, modification, decommissioning, dismantling or removal of wells or other facilities, drilling, hydraulic fracturing, the release of contaminants or waste, and the storage and transportation of petroleum and hazardous waste. Tamboran’s EMPs are publicly available on the NT Government Department of Lands, Planning and Environment website www.environment.nt.gov.au/onshore-gas/environment-management-plan/approved-emps. The EMPs describe how our regulated activities might impact the environment in which the activity occurs and establish Tamboran’s obligations to ensure those impacts are managed to an environmentally acceptable level. Civil and criminal penalties apply under the Petroleum Environment Regulations for conduct which results in a contravention of an EMP, as well as for undertaking regulated activity for which there is no approved EMP.
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
Regulation of GHG Emissions
The National Greenhouse and Energy Reporting Act 2007 (Cth) (“NGER Act”) establishes the legislative framework for reporting GHG emissions, greenhouse gas projects and energy consumption and production by corporations in Australia. The objects of the NGER Act are to introduce a single national reporting framework for the reporting and dissemination of information related to greenhouse gas emissions, greenhouse gas projects, energy consumption and energy production of corporations and to contribute to the achievement of Australia’s greenhouse gas emissions reduction targets. Under the NGER Act, Tamboran will report Scope 1 GHG emissions from its operations to the Australian Government’s Clean Energy Regulator (CER). Furthermore, the Safeguard Mechanism, a legislative instrument sitting under the NGER Act, is designed to reduce emissions from large industrial facilities. It sets legislated limits, known as baselines, on the greenhouse gas emissions of certain facilities. The Safeguard Mechanism applies to industrial facilities emitting more than 100,000 tonnes of CO2-e per year and requires that all emissions from the Beetaloo be offset with Australian Carbon Credit Units or Safeguard Mechanism Credits once the 100,000 tonnes CO2-e trigger is exceeded.
The Safeguard Mechanism requires that all Beetaloo facilities covered by the Safeguard Mechanism have Net Zero Scope 1 emissions. Accordingly, the Safeguard Mechanism will apply to Tamboran. Tamboran’s ability to achieve Net Zero Scope 1 emissions will depend on it being able to economically manage its carbon emissions, which could, for example, be impacted by availability of future revenues to fund various carbon initiatives, market pricing of carbon offsets, technological developments affecting operations and costs of implementing sustainable practices. Under the Safeguard Mechanism, upon exceeding the 100,000 tonnes CO2-e trigger in a given fiscal year, all Scope 1 emissions in that fiscal year are required to be offset. The Australian Federal Government has established an A$82.68 carbon offset price cap for fiscal year 2026. The offset price cap increases by CPI plus 2% each year. The Australian government has announced a review of the Safeguard Mechanism, which is due to commence in the second half of calendar year 2026 and conclude during calendar year 2027. The review will consider key settings including the baseline decline rate beyond 2030 and the threshold for covered facilities. While we are unable to predict the future costs or impact of compliance with the Safeguard Mechanism, we do have established procedures for the ongoing evaluation of our operations to identify costs, potential exposures and to track compliance with this legislation.
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
Any of our activities which have the potential to cause a significant impact to the environment are required to be referred to the NT Environment Protection Authority (“NT EPA”) for assessment under the Environment Protection Act 2019 (NT) (“Environment Protection Act”). Tamboran has completed a self-assessment for its current environmental impact and considers its potential environmental impact to not be significant. However, it is anticipated that future developments by Tamboran could trigger a referral to, and assessment by, the NT EPA, and require Tamboran to obtain approvals under the Environment Protection Act (an “Environmental Approval”) to conduct the activity. Civil proceedings could be brought by any person who is affected by an alleged act or omission that contravenes or may contravene the Environment Protection Act. Contraventions of an Environmental Approval can attract significant monetary penalties. Contravention can also result in revocation of the Environmental Approval.
The Environment Protection Act was amended to introduce environmental chain of responsibility provisions. Environmental chain of responsibility laws are a regulatory approach that has been developed to protect the Australian government and taxpayers from inheriting financial liabilities that arise when Environmental Approval holders for petroleum activities contravene statutory compliance obligations, such as the costs associated with cleaning up environmental damage, by redirecting liability to a related person with a relevant connection who may not have otherwise been liable (depending on the circumstances, such as directors, shareholders and associated entities). A petroleum activity is an activity for which an EP, retention license or production license is required. The chain of responsibility amendment permits a compliance notice to be issued to a related person with a relevant connection to a high risk entity conducting a petroleum activity. For corporations, contraventions of a relevant notice can attract significant monetary fines, with the exact amount depending on the intentions and recklessness in contravening the notice and the severity of harm to the environment caused by failure to comply.
The Environment Protection and Biodiversity Conservation Act 1999 (Cth) (“EPBC Act”) is Australia’s primary federal environmental legislation, which provides for the protection and conservation of matters of national environment significance (“MNES”) and heritage. This includes the protection and management of national and internationally important plants, animals, habitats and places. The objects of the EPBC Act are to promote ecologically sustainable development through the conservation and ecologically sustainable use of natural resources, the conservation of biodiversity and co-operative approach to the protection and management of the environment involving governments, the community, landholders, and Indigenous peoples. Any person who proposes to take an action which involves a coal seam gas development or a large coal mining development that will have, or is likely to have, a significant impact on a water resource is required to submit a referral to the Australian Government Department of the Environment for a decision by the Minister on whether assessment and approval is required for that action under the EPBC Act. We have completed self-assessments as part of certain EMP applications to determine whether an MNES is likely to be impacted by the proposed activities and concluded that significant impacts to water resources and other MNES are not anticipated to occur. However, it is anticipated that any future development could require referral and assessment under the EPBC Act. The Australian government passed legislation in December 2025 to reform the EPBC Act, with the majority of the reformed provisions to commence by the end of 2026. The reforms include new application and decision making processes, including a new information requirement in relation to Scope 1 and 2 emissions, the making of National Environmental Standards (NES), and new decision making rules relating to ‘unacceptable impacts’, requirements for projects to be consistent with NES and to deliver ‘net gain’, and establishing an independent regulator (National Environment Protection Authority), with enhanced compliance powers and increased penalties for non-compliance.
The Water Act 1992 (NT) (“Water Act”) controls and licenses the taking of groundwater for petroleum operations and the disposal of hydraulic fracturing waste. Specifically, the Water Act provides for the investigation, allocation, use, control, protection, management and administration of water resources in the Northern Territory and imposes restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of hazardous substances. The Water Act requires Tamboran to obtain permits to extract groundwater for petroleum operations and controls the contact of hydraulic fracturing waste with water that is not contained in the geologic formation target by the process of hydraulic fracturing. It also prohibits taking surface water and releasing wastewater into surface water. Tamboran has obtained a Water Extraction License “WEL GRF 10285 (450 ML/year)” (WEL) and Sweetpea Petroleum also has a Water Extraction License “WEL GRF 10346 (299 ML/year)” covering previous water usage for exploration activities over specific parcels of land in the Northern Territory. WELs are renewed periodically to support operational activities. Existing WEL allocations may be increased and new WELs acquired to cover the future proposed exploration and development activities.
The Waste Management and Pollution Control Act 1998 (NT) (“Waste Management Act”) governs the management of waste and pollution prevention and control practices for related purposes. Tamboran is required to store, transport and dispose of waste in compliance with the requirements of the Waste Management Act. For instance, the transportation and disposal of waste may only be completed by a licensed contractor and at a licensed disposal facility. Any interstate disposal should be completed with approved consignment authority. The Waste Management Act does not apply in relation to a contaminant or waste that results from, directly or indirectly, the carrying out of a petroleum exploration activity or petroleum extraction activity by a person on land on which the activity is authorized under the Petroleum Act, and where that contaminant or waste is confined within the land on which the activity is being carried out. Where any contaminant or waste is not confined within the land on which the activity is being carried out, the Waste Management Act imposes certain duties on Tamboran to take all measures that are reasonable and practicable to prevent or minimize pollution or environmental harm and reduce the amount of the waste, if it conducts an activity or performs an action that causes or is likely to cause pollution resulting in environmental harm or that generates or is likely to generate waste. We currently own, lease, or operate numerous properties that have been used for natural gas exploration for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, waste, or petroleum hydrocarbons may have been released on, under, or from, the properties owned or leased by us, or on, under, or from, other locations, including offsite locations, where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, waste, or petroleum hydrocarbons were not under our control. These properties and the substances disposed or released on, under or from them may be subject to the Environment Protection Act and analogous laws. Under such laws, we could be required to undertake corrective measures, which could include removal of previously disposed substances and waste, cleanup of contaminated property, or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.
The Work Health and Safety (National Uniform Legislation) Act 2011 (NT) (“WHS”) seeks to secure the health and safety of workers and workplaces imposing general duty of care obligations, seeking the elimination or minimization of risks arising from work or from specified types of substances or plant, providing for workplace representation and consultation in relation to work health and safety, encouraging organizations to take a constructive role in work health and safety practices, promoting the provision of advice and training and providing for compliance and enforcement measures. Tamboran has a Safety Management Plan that outlines how it achieves the requirements of the WHS in relation to its activities. This includes the management of chemical storage dossiers, safety data sheets and appropriate procedures and controls to prevent worker exposure to hazards.
The Bushfires Management Act 2016 (NT), amongst other things, establishes bushfire fuel management programs and prohibits certain activities during high fire risk periods to prevent the outbreak and spread of bush fires. During total fire ban periods, Tamboran is prohibited from undertaking flaring and is required to obtain a permit for flaring to take place during declared fire danger periods. This could lead to costs and delays with respect to Tamboran’s regulated activities. In accordance with the Code of Practice: Onshore Petroleum Activities in the NT, Tamboran is required to maintain a Bushfires Management Plan which includes bushfire preventative and response measures.

The Northern Territory Aboriginal Sacred Sites Act 1989 (NT) (“Sacred Sites Act”) establishes a procedure for the protection and registration of Aboriginal sacred sites, provides for entry onto sacred sites and the conditions to which such entry is subject, and establishes a procedure for the avoidance of sacred sites in the development and use of land. The Sacred Sites Act establishes the Aboriginal Areas Protection Authority (“AAPA”) for the purposes of administering the Sacred Sites Act and a procedure for the review of decisions of the AAPA by the Minister. Tamboran conducts detailed sacred sites assessments with traditional owners prior to conducting any activities and applies to the AAPA for Authority Certificates. These assessments are typically designed to identify sacred places, such as dreaming tracks, song lines, and women’s business places, which must be protected. The locations of sacred sites are indicated on maps and Tamboran may not conduct activities that could disturb sacred sites without first obtaining clearance and authorization from the traditional owners. An Authority Certificate can be issued by the AAPA under the Sacred Sites Act where it is satisfied that in relation to an application, the work or use of the land could proceed or be made without there being a substantive risk of damage to or interference with a sacred site on or in the vicinity of the land, or an agreement has been reached between the custodians and the applicant. Subject to the conditions (if any) of the Authority Certificate, the holder of the Authority Certificate may enter and remain on that or those parts of the land and carry out the work proposed in the application. Due to long distance directional drilling giving flexibility as to drilling pad locations, we consider that the presence of sacred sites should not interfere with future production.
The Heritage Act 2011 (NT) (“Heritage Act”) provides for the conservation of the Northern Territory’s cultural and natural heritage. Specifically, the Heritage Act provides for the protection of Aboriginal, European and Macassan archaeological places and archaeological objects. Any interference with an archaeological place or object is strictly regulated under the Heritage Act.
The Native Title Act 1993 (Cth) (“Native Title Act”) recognizes and protects native title by providing that native title cannot be extinguished contrary to the Native Title Act. The objects of the Native Title Act are to provide for the recognition and protection of native title, establish ways in which future dealings affecting native title may proceed and to set standards for those dealings and mechanisms for determining claims to native title and to provide for, or permit, the validation of past acts, and intermediate period acts, invalidated because of the existence of native title. The Right to Negotiate with Native Title Owners is the most relevant provision of the Native Title Act to Tamboran’s operations. The Right to Negotiate process was applied to the grant of Tamboran’s exploration permits, resulting in Section 31 Agreements which provide for the consent of traditional owners for its activities. The traditional owners are and continue to be represented by the Northern Land Council (“NLC”) in respect of the Agreements. Tamboran continues to implement EPs in collaboration with the NLC, with all work programs being reviewed and approved by traditional owners.
The Aboriginal Land Rights (Northern Territory) Act 1976 (Cth) (“ALRA”) applies to the Northern Territory and provides for the grant of certain land as Aboriginal land and the protection of sacred sites. Under ALRA the exploration for, and production of, petroleum on Aboriginal land is subject to a regime of consent being required by traditional Aboriginal owners of the land and subject to agreements being entered into with the relevant land council representing the traditional Aboriginal owners.
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
Title to Properties
Under the Petroleum Act, all petroleum on or below the surface of land within the NT is and shall be deemed always to have been the property of the Crown (as described in the Petroleum Act). The property in petroleum produced from a well on an area to which a petroleum interest relates passes to the interest holder at the wellhead (and a royalty is payable by the interest holder to the Crown). Petroleum interests under the Petroleum Act primarily take the following forms: Exploration Permits, Retention Licenses and Production Licenses. The Makó interest is set out below. See “—Hungarian Mining Plot” for further information.
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
During the EP(A) phase, the permit holder consults with government authorities and the appropriate native title holders for the area (if there is native title land) and/or traditional owners (where the land is Aboriginal Land) in a negotiation process that determines the terms upon which the native title holders will consent to the grant of the license, including the amount of financial compensation that the permit holder will provide to the native title holders/traditional owners during the exploration period. The negotiations over Aboriginal Land are facilitated by the government regulatory body, in this case the Northern Land Council, who is responsible for assisting Aboriginal People in the Northern Territory to manage their traditional lands. After an agreement is reached, which often takes between three and five years, the permit holder provides a work program and may receive an EP under which the permit holder has three five-year periods in which to meet or amend its obligations proposed under the EP.
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

Hungarian Mining Plot
Makó-árok I. – szénhidrogén (non-conventional) mining plot (“Makó License”), which was established by resolution of the Szolnok Mining Inspectorate on May 21, 2007, is situated in Hungary, measuring approximately 1,000 km2, and is owned 100% by TXM Olaj- és Gázkutató Korlátolt Felelősségű Társaság (“TXM” or Falcon Hungary), which is a 100% subsidiary of Tamboran Resources Investments Holding Corporation. Seven deep wells have been drilled on the license with the last well drilled in 2009. Since then, the license has been put on care and maintenance with the exception of the drilling of two shallow wells in 2013/14 (both of these wells were plugged and abandoned).
Under the Hungarian Mining Act (Act XLVIII of 1993) (the “Mining Act”), hydrocarbons (as mineral resources) are owned by the State in their natural occurrence. Ownership of hydrocarbons extracted by a mining entrepreneur passes to the mining entrepreneur upon extraction, against payment of the mining royalty (bányajáradék) in accordance with the applicable statutory rates (ownership of the surface land remains separate; the Hungarian State has a statutory pre-emption right upon any transfer of real property affected by hydrocarbon mining rights, while ownership of mining authority-approved special structures vests in the builder unless otherwise agreed). Hydrocarbon mining activities, in the case of the Makó License are carried out on the basis of an authority permit (since 2010 hydrocarbon mining licenses are exclusively based on a concession agreement, but the Makó License wass established before the concession regime was introduced). The exclusive right to explore for and extract hydrocarbons may only be exercised on the basis of a duly established mining plot (in Hungarian bányatelek)— a designated parcel of surface and subsurface reserved for hydrocarbon extraction purposes.
Following expiry of a mandatory suspension Technical Operating Plan (“TOP”) between July 2025 and July 2026, the Makó License is currently subject to a specific one-year production TOP approved by the mining authority with a resolution dated July 24, 2026. There is an amendment in progress in which TXM, as applicant indicated that the planned natural gas production during such period totals 225,500m³ while no crude oil production is planned.
As a condition of TOP approval, the mining plot holder must fulfill its ongoing site restoration obligations and maintain an adequate reclamation financial security lodged with the respective mining authority. In respect of the Makó-árok I. mining plot, TXM has deposited HUF 780,322,901 or approximately $2.5 million at the mining authority as security.
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
EP Conditions
Each EP is subject to specific minimum work obligations. The minimum work obligations in respect of the EPs that need to be completed in the near future include:
•EP 76: that between May 31, 2025 and May 30, 2027 the following work is completed with an estimated expenditure of A$500,000: (a) undertake planning, design, contracting and operational readiness for drilling and stimulation in Permit Year 5;
•EP 98: that between May 31, 2025 and May 30, 2027 the following work is completed with an estimated expenditure of A$43,500,000: (a) drill, complete and suspend one horizontal exploration well; (b) drill and hydraulic fracture stimulate two horizontal exploration/appraisal wells; (c) formation evaluation of acquired data; (d) integrate seismic and well data to update prospective play mapping and resource estimation; and (e) undertake planning, design, contracting, and operational readiness for drilling and stimulation in Permit Year 5;
•EP 117: that between May 31, 2025 and May 30, 2027 the following work is completed with an estimated expenditure of A$2,500,000: (a) undertake 3D seismic surveys; (b) integrate seismic and well data to remodel: structural models, source rock maturity, prospectivity play mapping and resource estimation; and (c) undertake planning, design, contracting, and operational readiness for drilling and stimulation in Permit Year 5;
•EP 136: that between July 24, 2025 and July 23, 2027 the following work is completed with an estimated expenditure of A$20,500,000: (a) drill and multistage fracture stimulate one horizontal exploration/test well targeting the Velkerri or other formation deemed prospective; (b) formation evaluation of acquired data including petrophysical interpretation and stimulation design; (c) integrate new geological and technical data and information into current exploration models; and (d) update assessment of petroleum resource potential;
•EP 143: that between January 1, 2026 and December 31, 2027 the following work is completed with an estimated expenditure of A$3,100,000: (a) obtain a land access agreement with Sturt Plains Station for regulated activities; (b) acquire, process and interpret 100 km of 2D seismic data; and (c) commence design and planning of a vertical stratigraphic well;
•EP 161: that between March 21, 2024 and March 20, 2027 the following work is completed with an estimated expenditure of A$35,000,000: (a) drill two (2) horizontal exploration wells; (b) geological and geophysical studies; (c) fracture stimulation and testing of the two Year 4 wells; and (d) geological and geophysical studies.
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
The Northern Territory legislative regime does not prescribe a general order of precedence or priority of any particular form of tenure over another. Instead, there are general obligations in the Mineral Titles Act 2010 (NT) that the holder of an EP must conduct authorized activities in relation to the title area in a way that interferes as little as possible with the rights of other occupiers of land in the vicinity of the title area. Furthermore, the Energy Pipelines Act 1981 (NT) imposes restrictions on people undertaking certain works within the vicinity of a pipeline including crossing it with certain machinery or detonating explosives in the region. Additionally, the Geothermal Energy Act 2009 (NT) imposes an obligation on the holders of geothermal titles to consult with the petroleum title holders before conducting geothermal activities on land that is subject to mining or petroleum titles. The Petroleum Act provides that the Minister must not grant an EP over an area that is already the subject of another EP or a license. Aside from the requirement that EPs and other petroleum permits cannot overlap, the Petroleum Act is silent on the question of overlapping tenements with respect to non-petroleum permits, other than that it provides for exclusivity of interest to the title holder. Each of our EPs was issued under the Petroleum Act. If there is any doubt as to whether an activity proposed to be carried out on the tenements will interfere with the rights of another permit holder, an appropriate consultation process will need to take place with the relevant titleholder.
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
Reserved Blocks / ‘No-go Zones’
A Reserved Block (also called a “no-go zone”) is an area where a person cannot explore or drill for petroleum resources. These areas can include towns, parks, reserves and areas of high ecological value. Under the Petroleum Act, the Minister can declare that a block (not being a block in relation to which an EP or license is in force) will not be the subject of a grant of an EP or license. If there is a declaration in force in relation to a block, the Minister cannot grant an EP or license over the block. There are two Reserved Blocks that are located adjacent to the areas covered by EP 98 and EP 143; these include Reserved Block 200 and Reserved Block 85.
Reserved Block 200 was previously included within the area covered by EP 98. Reserved Block 200 is comprised of an area of 115.8 km2 and includes the entire area of the Bullwaddy Conservation Reserve. Reserved Block 200 has been relinquished from EP 98 and no longer forms part of this EP. The area of EP 143 includes the 2 km buffer around the Town of Newcastle Waters. The Reserved Block 85 is located within the buffer area comprising 0.238 km2 near the Town of Newcastle Waters. The buffer area near the Town of Newcastle Waters was always excluded from the area covered by EP 143.

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
Recent Developments

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for further information regarding our recent developments.
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

Information About our Executive Officers
In the following table, the Company sets forth certain information regarding those persons currently serving as executive officers of the Company as of September 25, 2026.

Name and Age	Position
Todd Abbott (53)	Chief Executive Officer. On January 10, 2026, the board of directors of the Company appointed Todd Abbott as Chief Executive Officer, effective January 15, 2026. Mr. Abbott has over 25 years of experience driving strategy, fostering efficiency and innovation in the oil and gas industry. He was the Chief Operating Officer of Seneca Resources Company, LLC from 2023 to 2025, the Executive Chair of Oilfield Water Logistics LLC from 2021 to 2022, and held multiple positions, including Senior Vice President of Business Planning and Strategy, at Marathon Oil Corporation from 2018 to 2021. Prior to his time at Marathon Oil Corporation, he served in multiple positions at Pioneer Natural Resources for over a decade. He also has served as an Advisory Board Member for Living Water International since 2022, supporting initiatives that provide clean and sustainable water solutions to communities worldwide. Also since 2022, Mr. Abbott has been an Advisory Board Member of the Zachry Department of Civil and Environmental Engineering at Texas A&M University. Mr. Abbott holds an MBA in Finance and Accounting from the SMU Cox School of Business, and an engineering degree from Texas A&M University.

Eric Dyer (44)
Chief Financial Officer. Eric Dyer joined TR Ltd. as Chief Financial Officer in November 2019. Mr. Dyer has over 20 years of experience in finance in the energy, infrastructure, and sustainability sectors. Prior to joining the Company, Mr. Dyer worked at EAS Advisors LLC, a boutique investment bank in New York, from December 2010 to November 2019, where he served as Head of Energy. Prior to EAS Advisors, he served in various investment banking and capital markets roles with firms such as Atlantic-Pacific Capital, Execution LLC, IHS Markit Ltd. (now S&P Global) and RBC Capital Markets. Mr. Dyer received a Bachelor of Science in Finance from the University of Minnesota.

Faron Thibodeaux (65)	Chief Operating Officer. Faron Thibodeaux joined TR Ltd. as Chief Operating Officer in February 2021. Mr. Thibodeaux has over 40 years of technical and operations experience in the energy industry. Mr. Thibodeaux previously worked at Apache Corporation from April 2008 to November 2020, where he ultimately held the position of Vice President of Drilling, Completions and Engineering of Apache Corporation. He was also formerly General Manager for Apache Australia and a board member of the Permian Basin Petroleum Association. Prior to working with Apache, Mr. Thibodeaux worked for Chevron. Mr. Thibodeaux received a Bachelor of Science in Petroleum Engineering from the University of Louisiana at Lafayette.

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
Risks Related to Our Business and Industry
We are an early stage development company with no material revenue expected until after initial gas sales, which commenced in September 2026. We have a limited operating history, and our future performance is uncertain. Our ability to successfully drill and complete the wells identified for our current capital plan will depend on a variety of factors.
We are an early stage development company with no material revenues or reserves currently. To date we have drilled eight horizontal wells as operator, six of which have been completed, with two wells (SS1-4H and SS1-6H) drilled and awaiting completion and a ninth well (SS1-2H) currently being drilled. We have observed lower normalized flow rates in one well compared to other wells that we have participated in drilling in the Beetaloo. We currently only have five wells tied into the SPCF. Companies in the early stages of operations face substantial business risks and may suffer significant losses. We face challenges and uncertainties in financial planning as a result of the unavailability of historical data and uncertainties regarding the nature, scope and results of our future activities. In the event that our drilling program is delayed, our operating results will be adversely affected, and our operations will differ materially from the activities described in this report.
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
We have working interests in three wells that we are currently drilling, and estimate gross expenses of approximately $25 million to drill and complete each of those wells. Our ability to raise the capital required to fund the various phases of our development plan will depend on many factors, including:
•our success in attracting third party strategic and financial partners and investors to significantly fund our upstream and midstream development goals;
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

We do not currently have any commitments for future external funding, and we do not expect to generate any revenue from production until after initial gas sales which commenced in September 2026, and will depend upon successful drilling results, additional and timely capital funding, further regulatory approvals, and access to suitable infrastructure. Additional financing may not be available on favorable terms, or at all. Even if we succeed in selling additional securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities. If we choose to farm-out interests in our property, we may lose operating control over such property.
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
The anticipated production from our business plan will exceed the capacity of the existing pipeline infrastructure that services the Beetaloo. We cannot assure you that we will reach a mutually satisfactory agreement with APA Group for the construction of the required take-away capacity or the satisfaction of the conditions of any such obligation. The delivery of the BEC Pipeline Project will be the subject of a future development agreement and the gas transport services will be the subject of a future gas transportation agreement. The failure to contract for the construction of additional take-away capacity will adversely affect the ability to execute our proposed business plan. In addition, even if we are able to contract for sufficient take-away capacity, we may not be able to contract for gathering and compression services, storage facility capacity, and interconnections to the major pipelines.
We have no proved reserves at this time and areas that we decide to drill may not yield natural gas in commercial quantities or quality, or at all.
We presently have no proved reserves and have not sold any natural gas produced. We did not have any revenue during the reporting period with first gas sales commencing in September 2026. Based on petrophysical analysis, we have identified locations and drilled appraisal wells that indicate prospective resources. However, our appraisal wells may not be indicative of future results. Additionally, the areas we have drilled, or may decide to drill in the future, may not yield natural gas in commercial quantities or quality, or at all. All of our current property is undeveloped and in various stages of evaluation that will require substantial additional seismic data reprocessing and interpretation. Accordingly, we do not know if our properties will contain natural gas in sufficient quantities or quality to recover drilling and completion costs or to be economically viable. Even if natural gas is found on our property in commercial quantities, construction costs of natural gas pipelines, associated infrastructure, and transportation costs may prevent such property from being economically viable.
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
In this report, we provide estimates of the characteristics of our properties, such as implied production volumes (including our 2.0 Bcf/d gross production goal and the normalization of initial production rates to longer lateral lengths), in the Beetaloo. These estimates may be incorrect, as the accuracy of these estimates is a function of the available data, geological interpretation and our judgment. We may not achieve our 2.0 Bcf/d gross production goal on our proposed timeline or at all, and the wells we have drilled or will drill may not achieve ultimate recoveries within the ranges we have estimated. To date, nine wells on our property have been drilled with us as an operator. Any analogies drawn by us from other wells or producing fields may not prove to be accurate indicators of the success of developing reserves from our property. Furthermore, we have no way of evaluating the accuracy of the data from analog wells or properties produced by other parties that we may use. Any significant variance between actual results and our assumptions could materially affect the quantities of natural gas attributable to any particular group of properties.

Drilling wells is speculative, often involving significant costs that may be more than our estimates, and may not result in any discoveries or additions to our future production or reserves. Any material inaccuracies in drilling costs, estimates or underlying assumptions will materially affect our business.
Exploring for and developing natural gas reserves involves a high degree of operational and financial risk, which precludes definitive statements as to the time required and costs involved in reaching certain objectives. The budgeted costs of drilling, completing and operating wells are often exceeded and can increase significantly when drilling costs rise due to a tightening in the supply of various types of natural gas field equipment and related services. Drilling may be unsuccessful for many reasons, including geological conditions, weather, cost overruns, equipment shortages and mechanical difficulties. Exploratory and appraisal wells bear a much greater risk of loss than development wells. Moreover, the successful drilling of a natural gas well does not necessarily result in a profit on investment. For example, during the drilling operations in the Shenandoah South Pilot Project, a downhole mechanical issue in SS2-2H led to it being plugged and sidetracked, SS2-2H-ST1, despite achieving a record horizontal section in the Middle Velkerri B Shale. Additionally, the completion operations for the SS2-5H well were paused due to detected stress in the casing connection, necessitating reinforcement activities before stimulation and completion activities were undertaken in 2026. A variety of factors, both geological and market-related, can cause a well to become uneconomic or only marginally economic. Our initial drilling sites, and any potential additional sites that may be developed, require significant additional exploration and development, regulatory approval and commitments of resources prior to commercial development. If our actual drilling and development costs are significantly more than our estimated costs, we may not be able to continue our business operations as proposed and we would be forced to modify our plan of operation.
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
•reductions or sustained declines in natural gas prices; and

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
Our expected future growth could create a strain on the organizational, administrative and operational infrastructure. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, as well as reporting systems and procedures. Our current team is small, and we will have to hire additional employees to achieve our expected future growth. Our business strategy will be difficult to execute, which may impact our ability to effectively attract employees. As we grow, any failure of our controls or interruption of our facilities or systems could have a negative impact on our business and financial operations. Our future development plan, including the potential development of pipelines, and an LNG export facility, will affect a broad range of business processes and functional areas. The time and resources required to implement these new extensions of our business are uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. If we are unable to manage growth effectively, it may be difficult for us to execute our business strategy.
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
Construction of midstream projects subjects us to risks of construction delays, cost overruns, limitations on our growth and negative effects on our financial condition, results of operations, cash flows and liquidity.
The second and third phases of our business require the construction of midstream projects, including pipelines to access the East Coast and our proposed NTLNG terminal, some of which may take a number of years before commercial operation. These projects are complex and subject to a number of factors beyond our control, including delays from third-party landowners, the permitting process, government and regulatory approval, compliance with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on our financial condition, results of operations, cash flows and the ability to pay dividends on our common stock. The construction of these midstream facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and financial condition could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources and internal financial controls. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
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
Our assessments will not reveal all existing or potential problems, nor will they permit us to become familiar enough with the breadth of the territory we hold license to in order to assess fully their capabilities and deficiencies. We plan to undertake further development of our properties through the use of cash flow from existing production. Therefore, a material deviation in our assessments of these factors could result in less cash flow being available for such purposes than we presently anticipate, which could either delay future development operations (and delay the anticipated conversion of reserves into cash), or cause us to seek alternative sources to finance development activities.
Numerous uncertainties exist in estimating quantities of proved and possible reserves, and any such estimates may be inaccurate.
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
The inability of one or more third parties who contract with us to meet their obligations to us may adversely affect our financial results.
We may be liable for certain costs if third parties who contract with us or with the operators of our permit areas are unable to meet their commitments under such agreements. We are currently exposed to credit risk through joint interest receivables from our joint venture partners. If any of our partners in which we hold interests are unable to fund their share of the exploration or development expenses, we may be liable for such costs. This could result in such party being in default, which in turn would require the Company and its non‑defaulting block partners to pay their proportionate share of the defaulting party’s costs during the default period. Should a default not be cured, the Company could be required to pay its share of the defaulting party’s costs going forward. In addition, we and the operators of our permit areas contract with third parties to conduct drilling and related services on our development projects and exploration prospects. Such third parties may not perform the services they provide us on schedule or within budget. Furthermore, the drilling equipment, facilities and infrastructure owned and operated by such third parties are highly complex and subject to malfunction and breakdown. Any malfunctions or breakdowns may be outside our control and result in delays, which could be substantial. Any delays in our drilling campaign caused by equipment, facility or infrastructure malfunction or breakdown could materially increase our costs of drilling and cause an adverse effect on our business, financial position and results of operations. We are currently exposed to credit risk through receivables resulting from the sale of our natural gas and cash term deposits held with banks. The inability or failure of our significant customers or counterparties to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. The inability or failure of third parties we contract with to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. We are unable to predict sudden changes in creditworthiness or ability to perform. Even if we do accurately predict sudden changes, our ability to negate the risk may be limited and we could incur significant financial losses.
A majority of our assets and operations are located in the Beetaloo, making us vulnerable to risks associated with operating in one geographic area.
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
•loss of, or delay in, revenue;
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
We maintain insurance coverage that is considered appropriate for a company of our size, subject to policy terms and conditions. This includes insurance coverage related to general and product liability, property, directors and officers, workers compensation, cyber, operator’s extra expenses for control of well, seepage and pollution, cleanup and contamination, evacuation expenses and making the well safe.
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
Additionally, we will rely to a large extent on transportation infrastructure owned and operated by third parties and damage to, or destruction of, third-party infrastructure will affect our ability to process, transport and sell our production.
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
In Note 1 titled “Business and Basis of Preparation” of our audited consolidated financial statements for fiscal years 2025 and 2026 included elsewhere in this report, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for fiscal years 2025 and 2026, which stated that there are factors that raise substantial doubt on our ability to continue as a going concern. We have incurred significant operating losses and negative cash flows from operations and expect to continue incurring increasing losses for the foreseeable future as we further our development program. Further, we had accumulated a deficit of $167.3 million as of June 30, 2025 and $193.4 million as of June 30, 2026. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing, however, there is no guarantee we will obtain financing at all or on commercially acceptable terms. We may not continue as a going concern if we do not raise additional capital. We believe that the proceeds raised from the capital raise in April 2026 and the undrawn portion of the SPCF debt facility provide us with the funds necessary to continue as a going concern over the next 12 months. Our plans are substantially dependent upon the success of commercial production in the Beetaloo, which is still in the early stages of development, and are dependent upon, among other things, the success of our drilling program and infrastructure development in the Beetaloo. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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
Concerns over global economic conditions, stock market volatility, energy costs, geopolitical issues, supply chain issues, changing regulatory environment and tariffs and trade policies, inflation and elevated interest rates, the availability and cost of credit, and slowing of economic growth in the United States and fears of a recession have contributed and may continue to contribute to economic uncertainty and diminished expectations for the global economy.
As a result of inflation, we experienced supply chain constraints and inflationary pressure on our cost structure throughout fiscal year 2026. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for fiscal year 2026 compared to fiscal year 2025. We cannot predict the future inflation rate but to the extent inflation remains elevated and supply chain constraints remain, we may experience cost increases in our operations, including costs for drill rigs, workover rigs, hydraulic fracturing fleets, tubulars and other well equipment, as well as increased labor costs. Some supply chain constraints and inflationary pressures could persist into fiscal year 2027 but are expected to plateau; however, we cannot accurately predict future supply chain constraints and inflation. If we are unable to manage our supply chain, our ability to procure materials and equipment in a timely and cost-effective manner, if at all, may be negatively impacted, which could materially adversely impact our results of operations and financial condition.
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
In addition, continued hostilities between Russia and Ukraine, the conflict between Iran and the United States, the conflict between Israel and Hamas, other hostilities in the Middle East, and the occurrence or threat of terrorist attacks in Australia or other countries could adversely affect the economies of Australia and other countries. The ongoing conflicts in Ukraine, Iran and Israel could continue to have repercussions globally by continuing to cause uncertainty, not only in the natural gas markets, but also in the capital markets. Such uncertainty could result in stock price volatility and supply chain disruptions, as well as higher natural gas prices which could potentially result in increased inflation worldwide and could negatively impact demand for natural gas, NGLs, oil and electricity.
Our business, results of operations and financial condition may be adversely affected by uncertainty and changes in the U.S. regulatory environment and trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, inflation and diminished expectations for the economy, which could impact the demand for and price of oil and natural gas, increase the price of supplies and raw materials that we rely on to conduct our business, and could impact interest rates. Changing regulatory environment and trade and tariffs policies could ultimately impact our results of operations and financial condition.
Concerns about global economic growth can result in a significant adverse impact on global financial markets and commodity prices. In addition, any financial crisis may cause us to face limitations on our ability to access the debt and equity capital markets and complete asset purchases or sales.
Further, if there is a financial crisis or the economic climate in Australia or abroad deteriorates, worldwide demand for hydrocarbon-based products could materially decrease, which could impact the price at which natural gas from our properties is sold, affect the ability of vendors, suppliers and service providers associated with our properties to continue operations and ultimately materially adversely impact our results of operations, financial condition and ability to pay dividends on our common stock.

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
Growing geopolitical instability and armed conflicts (including the armed conflict between Russia and Ukraine, Iran and the United States and between Israel and Hamas as well as other hostilities in the Middle East) have resulted in energy infrastructure becoming a more prominent target of attack by terrorists and conflicting countries. Natural gas, NGLs and oil related facilities, including those operated by us or our service providers, could be direct targets of physical or cyber-attacks, and, if infrastructure integral to our operations is destroyed or damaged, we may experience a significant disruption in our operations. Any such disruption could materially adversely affect our financial condition, results of operations and cash flows. Costs for insurance and other security may increase as a result of increased threats, and certain insurance coverage may become more difficult to obtain, if available at all.
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
We are incorporating artificial intelligence technologies into our processes and these technologies may present business, operational, compliance, cybersecurity, and reputational risks.
Our business is increasingly evaluating the use of and utilizing artificial intelligence (“AI”), machine learning and automation to improve our internal processes and support operational and strategic decisions. The development, deployment and use of these technologies, combined with an evolving and uncertain regulatory environment, may result in new or heightened governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, any of which could adversely affect our business, financial condition and results of operations. The use of AI tools can lead to unintended consequences, including the unauthorized use or disclosure of confidential and proprietary information, or the generation of content or outputs that appear correct but are factually inaccurate, misleading, or otherwise flawed. Reliance on such outputs could expose us to risks related to inaccuracies or errors in the output of such technologies. We are in the process of establishing an internal AI strategy and governance including evaluating the costs, benefits, risks and opportunities associated with the use of any AI tools in our business and recommending mitigation measures, as well as developing and implementing an AI use policy across the Company. However, these governance measures may not be effective in all cases, and it is not possible to predict or prevent all of the risks related to the use of AI, machine learning, and automated decision-making technologies. In addition, future changes in laws or developments in the regulatory frameworks governing the use of such technologies and in related stakeholder expectations could restrict or limit our use of AI, increase our compliance costs, or subject us to liability, any of which could adversely affect our ability to develop and use such technologies.
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
Our business, as well as those of other companies, faces public scrutiny related to sustainability and ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance.
We risk damage to our brand and reputation if we fail, or are perceived to fail, to act responsibly in a number of areas, such as environmental stewardship and corporate governance and transparency. Adverse incidents with respect to sustainability and ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. For example, we have been in the past, and may in the future be, subject to claims of “greenwashing” (e.g., if our carbon footprint is alleged to be greater than what we claim, or if our ESG claims (including our claims in relation to our goals in respect of net zero equity Scope 1 and 2 emissions) turn out to be false or misleading). Our expectations and estimates regarding ESG matters, including the potential environmental impact of our development and initiatives, may not be achieved or may ultimately prove to be incorrect or out of keeping with evolving best practices, which may lead to additional claims or liability. The law in relation to false and misleading claims about ESG matters and statements about “net zero” emissions goals is evolving, and there continues to be risk that statements we have made could be deemed to be in breach of the Australian Consumer Law and other similar legislation in Australia or other jurisdictions. Breaches of these laws can result in significant financial penalties and other enforcement action.
Some of our sustainability and ESG efforts may ultimately rely on the right to claim certain emissions offsets or other environmental attributes or to package such attributes with the natural gas we produce. This may be affected by evolving approaches to these matters, complex calculations or commercial agreements, and any disputes or ambiguities regarding such environmental attributes may negatively affect perceptions of our operations and products, subject us to litigation or stakeholder activism, require us to incur additional costs to procure replacement attributes, or otherwise adversely impact our operations.
We are also subject to evolving expectations on ESG matters from various stakeholders, including regulators, investors, customers, and business partners. Further, in response to the evolving regulatory environment and investor expectations, or due to our acquisitions of other companies or assets, we may, periodically, make adjustments to our environmental targets or goals. See “Attention to sustainability and ESG matters and environmental conservation measures may adversely impact our business.”
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
•land access;
•royalties and royalty increases;
•drilling development and decommissioning bonds;
•cost recovery for regulatory approvals;
•securities and orphan well levies;

•reports concerning operations;
•the spacing of wells;
•tenure, landholders, native title holders and traditional Aboriginal owners;
•greenhouse gas emission targets and offset requirements;
•water extraction and disposal;
•environmental assessment;
•remediation or investigation activities for environmental purposes;
•Australian domestic gas reservation policy; and
•taxation.
Under these and other laws and regulations, we could be liable for personal injuries, property damage and other types of damages, penalties, and costs. Accordingly, non-compliance may impact our ability to commercialize or retain our assets, which may in turn impact operational and financial performance. Failure to comply with these laws and regulations may also result in the suspension or termination of our operations, loss of permits and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that could substantially increase our costs. Any such liabilities, penalties, suspensions, or terminations or regulatory changes could have a material adverse effect on our financial condition and results of operations.
Our business is affected by government policy, which in turn may be influenced by international policies and laws. There is no guarantee that the current policy of the Australian Federal Government for the investment and development of Australia’s natural gas resources will not change in the future. In particular, there is a risk that the Australian Federal Government could shift its domestic or international policy. International policy developments have the potential to have an indirect impact on our operations, given that domestic policy makers might consider those developments in formulating and in setting the direction of local policy. For example, in May 2021, the International Energy Agency released a report in relation to its recommendations for a pathway to achieve global net zero emissions by 2050, which includes a key recommendation that no new oil and natural gas projects should be developed. It is unknown what impact the report might have, if any, on domestic policy development for natural gas. A shift in energy policy announced and adopted by the NT Government in relation to natural gas or the development of the Beetaloo would pose a similar risk. The NT Government had previously imposed a moratorium on the operations in the Beetaloo, which ended in 2018 following a scientific inquiry and the implementation of certain recommendations.
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
Our production operations are subject to the discovery of commercially exploitable petroleum and the discretion of the Minister for Mining and Energy for the NT Government to grant a production license. Specifically, we will only be entitled to apply for a production license once a commercially exploitable petroleum discovery is made. Further, the Minister may grant the production license subject to such conditions as the Minister determines to be appropriate at any time. Further the Minister may direct the holder of a production license to maintain, increase or reduce the rate of recovery of petroleum from the area which could impact profitability. The grant of any future production license to the Company over areas that are subject to native title rights and interests or are Aboriginal land will require engagement with the relevant native title holders and land councils in accordance with the Native Title Act 1993 (Cth) and the Aboriginal Land Rights (Northern Territory) Act 1976 (Cth) (ALRA) as relevant. Any delays or costs in engaging with the relevant native title holders in negotiating new arrangements in respect of a production license may adversely impact the Company’s ability to carry out petroleum extraction activities within the affected areas.
Our operations are also subject to the Petroleum Act 1984 (NT), which, among other matters, allows for the unitization of a petroleum pool that extends beyond a license area, but which is desirable for efficiency and avoiding wasteful and harmful development and practices.
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
Disapproval from local communities or other interested parties may lead to direct action that could impede our ability to carry out our operations, resulting in project delay, reputational damage and increased costs, and thus impact our financial performance. Such community opposition may include undertaking legal proceedings (including challenges to required governmental approvals) seeking orders to prevent part or all of our operations, media campaigns and protests, which could result in significant legal costs and delays. If such community members were successful in their campaigns, operations may be suspended or we may not be able to obtain the permits and approvals or there could be delay in obtaining the permits and approvals we will need to carry out our commercial operations.

The exploration and development of natural gas in the Beetaloo can pose native title and heritage risks, potentially leading to legal disputes, operational disruptions, and reputational damage.
We are required to comply with the Native Title Act 1993 (Cth), and we operate on areas in which native title has been judicially determined to exist. Consultation and negotiations have occurred, leading to the development of exploration agreements with native title holders. Further agreements will be required for any production phase, but the exploration agreements anticipate production and provide the parameters for those negotiations and outcomes. We will also be required to comply with the ALRA for tenement applications over Aboriginal land (i.e., freehold land held by an Aboriginal Land Trust under the ALRA, or land subject to a deed of grant held in escrow by an Aboriginal Land Council under the ALRA). Compliance with either legislative regime and their respective requirements for negotiation and agreement can significantly delay the grant of exploration and production tenements, and substantial compensation may be payable as part of any agreement reached. Applications for exploration tenements over Aboriginal land can also be placed into moratorium for five years at a time under the ALRA (unless the Governor-General of Australia declares by proclamation that the Australian national interest requires that the license be granted). These legislative regimes may impact our existing or future activities, ability to develop projects and operational and financial performance. Additionally, we cannot guarantee that all stakeholders will agree that our negotiations have been conducted consistent with the principle recognized in the United Nations Declaration on the Rights of Indigenous Peoples (UNDRIP) and People of Free, Prior and Informed Consent (FPIC), which may result in operational, reputational, or other adverse impacts to our business.
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
Upon entering the Safeguard Mechanism, when facility operated Scope 1 emissions exceed 100,000 t-CO2-e per annum, we are required by the Australian government to produce natural gas in the Beetaloo on a Scope 1 net zero basis. We also have set an internal net zero goal with respect to natural gas production. Meeting these requirements and goals may increase our costs of production, and we may be unable to meet these requirements and goals.
Australian law, which includes the National Greenhouse and Energy Reporting Act 2007 (Cth) and the National Greenhouse and Energy Reporting (Safeguard Mechanism) Rule 2015 (Cth) requires that, upon a facility reaching the relevant threshold of 100,000 t-CO2-e Scope 1 emissions per fiscal year, we produce natural gas in the Beetaloo on a Scope 1 net zero basis. We also have set an internal net zero goal with respect to natural gas production. To achieve these goals, we may utilize renewables and batteries to supply our operational power needs as well as purchase carbon offsets as required, however there is no guarantee we will achieve such plans. If we are unable to utilize renewables and batteries to supply our operation power needs to the extent we currently expect, if the price of carbon offsets increases or if we have otherwise underestimated the amount of Scope 1 or Scope 2 emissions that we will need to offset, our costs of production will increase further which could have a material adverse effect on the results of operations. The Australian government has announced a review of the Safeguard Mechanism, which is due to commence in the second half of calendar year 2026 and conclude during calendar year 2027. The review will consider key settings including the baseline decline rate beyond 2030 and the threshold for covered facilities.
We may not achieve, and there are potential risks associated with, our growth strategy and vision to become a net zero equity Scope 1 and 2 emissions producer. Achievement of our vision of becoming a net zero equity Scope 1 and 2 producer of gas is presently uncertain and depends on us being able to economically manage our carbon emissions, which could, for example, be impacted by availability of future revenues to fund various carbon initiatives, market pricing of carbon offsets, evolution in greenhouse gas accounting methodologies, technological developments affecting operations and costs of implementing sustainable practices. Failure, or perceived failure, to meet these or other goals or commitments regarding the environmental, social and governance (ESG) characteristics of our offerings may subject us to litigation or stakeholder activism (which may be costly) or otherwise adversely impact our business. For more information, see our risk factor titled “We are subject to risks related to corporate social responsibility, including the risk that our expectations or estimates regarding environmental, social and governance matters may not be achieved or may be incorrect.”
Attention to sustainability and ESG matters and environmental conservation measures may adversely impact our business.
Evolving expectations from regulators, investors, lenders, customers, employees and other stakeholders concerning climate change, sustainability and ESG matters, and growing consumer demand for alternative forms of energy may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), reduced demand for our products, reduced profits, increased investigations and litigation and negative impacts on our access to capital markets. Increasing attention to climate change, environmental justice and environmental conservation, for example, may result in demand shifts for natural gas products and additional governmental investigations and private litigation against us. To the extent that societal, political, or other factors are involved, including factors associated with geopolitical considerations, it is possible that we could be subject to changing market conditions, liability, or loss of certain assets without regard to our ultimate role in the causation of or contribution to the asserted events or damages, or to other mitigating factors.
Opposition toward natural gas drilling and development activity has been evolving globally. Companies in the natural gas industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, environmental risk and compliance and business practices. Anti-development activists are working to, among other things, reduce access to government lands and delay or cancel certain projects such as the development of natural gas shale plays or related fossil fuel infrastructure.
Our voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the sustainability and ESG profile of our company and/or products or to respond to stakeholder expectations may be costly and may not have the desired effect. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological or legal cost, or other constraints, which may be within or outside of our control. For example, we may undertake initiatives or disclosures based on estimates, assumptions, methodologies, or third-party information that is subsequently determined to be inaccurate, unreasonable, or to not align with best practices. Our approaches to such matters may evolve as well, but we cannot guarantee that it will necessarily align with the expectations of any particular stakeholder.
If we fail to, or are perceived to fail to, comply with or advance certain sustainability and ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in disclosure, methodology, or performance, including as stakeholder perceptions of sustainability continue to evolve.
In addition, we expect there will likely be diverging levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, starting fiscal year 2027, we will become subject to mandatory climate-related disclosure requirements in Australia under the Australian Sustainability Reporting Standards (including AASB S2 Climate-related Disclosures) and the Corporations Act. We may become subject to additional mandatory climate and sustainability disclosure regimes in other jurisdictions in which we operate including, for example, the European Union’s Corporate Sustainability Reporting Directive, California’s Climate Corporate Data Accountability Act (SB 253), Climate-Related Financial Risk Act (SB 261) and analogous regimes. These regimes require us to make new and expanded disclosures regarding our climate-related governance, strategy, risk management, metrics and targets, and may differ from one another in scope, methodology, materiality threshold, and assurance requirements. Differences or perceived inconsistencies between our disclosures across these regimes, or between these disclosures and our other public statements (including our Sustainability Report) could expose us to enforcement action, private litigation, regulatory inquiry, or reputational harm. These variations may occur even where the underlying data is accurate, reflecting the application of different regulatory frameworks or the structural necessity of reporting across distinct corporate perimeters and legal entity boundaries (such as regional subsidiary-level data perimeters versus our global consolidated organizational footprint). Additionally, these new obligations will require us to incur significant additional costs to comply, including the implementation of significant additional internal controls, processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These regulations are not uniform, which may increase the cost and complexity of compliance, as well as associated risks.

Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Our efforts to implement or expand sustainability and ESG initiatives and programs may be viewed unfavorably by some stakeholders and expose us to competing and sometimes irreconcilable demands. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. Responding to these divergent and shifting expectations on both pro-ESG and anti-ESG matters may increase our costs and operational complexity, which could lead to adverse effects on our business.
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
Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability and ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change and natural capital related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent sustainability and ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, customers, or business partners. Such ESG matters may also impact our suppliers, service providers, or customers, which may adversely impact our business, financial condition, or results of operations.
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

The transition and physical risks associated with climate change (including also regulatory responses to such issues and associated costs) may significantly affect our operating and financial performance. For example, the Australian government announced its policy to target net zero GHG emissions economy-wide by 2050. In connection with that announcement, the Australian government designated that shale natural gas facilities in the Beetaloo that exceed the relevant threshold of 100,000 gross tonnes of CO2-e emissions per fiscal year will be given a “Zero” GHG baseline. Accordingly, once a shale natural gas facility has exceeded the 100,000 gross t-CO2-e Scope 1 threshold, the Company must demonstrate that it has achieved Scope 1 net zero emissions, either through operational measures or by purchasing carbon offsets. Various policymakers have also adopted, or are considering adopting, rules to require companies to provide significantly expanded climate-related disclosures. For more information, see our risk factor titled “Attention to sustainability and ESG matters and environmental conservation measures may adversely impact our business.” In addition, climate change may give rise to physical risks to our operations, including an increased frequency or severity of natural disasters and weather events, such as bushfires, cyclones, flooding, and extreme heat, as well as chronic shifts in temperature and precipitation patterns and water availability in the Northern Territory, any of which could delay or prevent our ability to conduct our activities, which could negatively impact our financial performance.
Evolving attention to global climate change has resulted in increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. A number of parties have commenced litigation against oil and natural gas companies in state or federal courts and tribunals, alleging, among other things, that such companies contributed to climate impacts by producing, handling or marketing fossil fuels, or violate citizens’ rights by contributing to climate change, or alleging that companies have been aware of the adverse effects of climate change for some time but failed to adequately disclose those impacts. In some jurisdictions, litigation has also been brought to establish legal mandates for particular entities to take certain climate-related actions, such as pursuing aggressive emissions reductions for their Scope 3 emissions, regardless of whether entities have established any such goals already. The ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future. Activism related to climate change has also been increasing in our industry, and both shareholders and other parties may attempt to effect changes to our business or governance, whether by stockholder proposals, public campaigns, proxy solicitations or otherwise, as applicable. Any of these risks could result in unexpected costs, negative sentiments about us, disruptions in our operations, increases to our operating costs and expenses and reduced demand for our products, which in turn could have an adverse effect on our business, financial condition and results of operations.
There are also increasing financial risks for fossil fuel producers as various capital providers may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Many capital providers have also incorporated more substantial assessments of climate-related matters into their funding considerations, including how such funding may impact such capital providers’ own Scope 3 emissions, and may elect not to provide, or to continue not to provide, funding to fossil fuel energy companies. While various capital providers have subsequently chosen not to invest in fossil fuel energy companies, many have stated that they continue to consider climate-related matters in their strategy and financing decisions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities.
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
We are subject to laws and regulations to minimize the environmental impact of our operations and rehabilitation or remediation of any areas affected by our operations. Changes to environmental laws may result in the cessation or reduction of our activities, materially increase development or production costs or otherwise adversely impact our operations, financial performance or prospects. Penalties for failure to adhere to requirements and, in the event of environmental damage, remediation costs can be substantial and may not, in their entirety, be covered by insurance. Compliance with these laws requires significant expenditure and non-compliance may potentially result in fines or requests for improvement action from the regulators.
In addition, if we were to be held responsible for environmental damage, in addition to remediation costs, we may suffer reputational damage, possible suspension or cessation of operations, suspension or revocation of permits, litigation risk, or financial or civil penalties.
We may incur significant costs and liabilities as a result of environmental, health and safety laws and regulations applicable to the operation of our wells, gathering systems and other facilities including, but not limited to the following laws, as amended from time to time.
•Petroleum Act 1984 (NT);
•Petroleum Regulations 2020 (NT);
•Petroleum (Environment) Regulations 2016 (NT);
•Water Act 1992 (NT);
•Environment Protection Act 2019 (NT);
•Environment Protection and Biodiversity Conservation Act 1999 (Cth);
•Northern Territory Aboriginal Sacred Sites Act 1989 (NT);
•Heritage Act 2011 (NT);
•Aboriginal and Torres Strait Islander Heritage Protection Act 1984 (Cth);
•Native Title Act 1993 (Cth);
•Aboriginal Land Rights (Northern Territory) Act 1976 (Cth);
•National Greenhouse and Energy Reporting Act 2007 (Cth);
•Work Health and Safety (National Uniform Legislation) Act 2011 (NT); and
•Waste Management and Pollution Control Act 1998 (NT).
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
We may be subject to laws and regulation that restrict our ability to cost effectively manage water produced as part of natural gas exploration and production operations. The process of shale extraction involves the injection of stimulation fluid involving water and the recovery of that stimulation fluid to enable gas flows. This water is referred to as flowback. Other waste water is produced during drilling, with drilling and flowback wastewater collectively referred to as “wastewater”. Our ability to manage wastewater may impact our ability to undertake exploration and production activities. Wastewater must be either recycled within stimulations or evaporated onsite prior to transport and disposal of any remaining wastewater. The cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability. Where wastewater produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce wastewater in excess of the applicable volumetric permit limits or the quality is not suitable for recycling, we may have to shut in wells, reduce drilling activities, or upgrade facilities for wastewater handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:
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
In connection with running our business, we handle information that relates to individuals and/or constitutes “personal information” or similar terms under applicable data privacy laws, including from and about business contacts, employees, investors, and website users. We also depend on third party vendors in relation to the operation of our business, a number of which process personal information on our behalf. We and our vendors are therefore subject to various federal, state, and foreign laws, regulations and other requirements relating to the privacy, security and handling of personal information. For example, certain laws and regulations impose transparency obligations, provide residents with rights in relation to their personal information, and impose restrictions on our disclosure of their information.
These requirements, and their application, interpretation and amendment, are constantly evolving and pose increasingly complex compliance challenges. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to implement new processes, potentially elevate our costs, or require changes to our handling of information or our operations. Further, legislative activity and regulatory focus on data privacy and security, including in relation to cybersecurity incidents, have significantly increased in the United States and globally. Some such requirements restrict our ability to process personal information across our business and across country borders. Any failure or perceived failure by us to comply with laws, regulations, industry standards and requirements regarding data privacy, data security or the processing of personal information could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We continue to monitor and assess the impact of these laws, regulations and other requirements, but we could incur significant costs in investigating and defending such claims, and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Risks Related to our Corporate Structure
We are a holding company. Our sole material asset is our equity interest in TR Ltd., and we will be accordingly dependent upon distributions from TR Ltd. to pay taxes and cover our corporate and other overhead expenses.
We are a holding company and have no material assets other than our equity interest in TR Ltd. See “Business and Properties—General Development of Business and Corporate Reorganization.” We have no independent means of generating revenues. To the extent TR Ltd. has available cash, we intend to cause TR Ltd. to make distributions to us, in an amount at least sufficient to allow us to pay our taxes and reimburse us for our corporate and other overhead expenses. We may be limited, however, in our ability to cause TR Ltd. and its subsidiaries to make these and other distributions or payments to us due to certain limitations, including the cash requirements and financial condition of TR Ltd. and restrictions in any relevant debt instruments entered into by TR Ltd. or its subsidiaries and/or other entities in which it directly or indirectly holds an equity interest. To the extent that we need funds and TR Ltd. or its subsidiaries are restricted from making such distributions or payments under applicable laws or regulations or under the terms of any future financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
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
Risks Related to Environmental, Legal Compliance and Regulatory Matters (Hungary)
If, upon expiry of the currently effective production TOP period in July 2027, the minimum production threshold set out in Section 30/A(3)–(4) of the Mining Act is not met (i.e., planned natural gas production during such period totals 225,500m³) the mining plot will be cancelled. SZTFH resolution approving the 2026/2027 TOP for the Makó-árok I. mining plot (resolution no. SZTFH-BANYASZ/5240-11/2026) expressly provides that the mining authority will cancel TXM's mining right if the production volumes authorized thereunder are not achieved. Among other obligations and restrictions, the mining authority has not authorized in the TOP approval decision hydraulic fracturing, formation acidizing, gas injection, formation energy replenishment, or water injection for the purposes of hydraulic fracturing or formation energy replenishment.
If the mining plot is cancelled, it is the obligation of the former holder of the mining plot to fulfill, among others, compensation obligations for mining damage (if any), complying with statutory requirements of land remediation and safety, as well as protection of the environment and nature shall be maintained. Accordingly, in case of cancellation the plugging and abandonment of the existing wells will be the obligation of TXM, the ordering of which may be subject to the tendering process described below.
Following cancellation, the mining authority may launch a public tender for the reallocation of the mining plot; however, the duration of such process cannot be estimated in advance. As long as the possibility of re-tendering remains open, the final plugging and abandonment of the wells would normally not be expected (it is not excluded though), as a new license holder may wish to make use of some of the existing wells.
Exploration and production of hydrocarbons in Hungary are governed by a complex and evolving framework of laws and regulations, primarily the Mining Act, environmental protection legislation, nature conservation rules, water management regulations and related secondary legislation. These rules include requirements concerning, inter alia, the authorization and conduct of mining activities, environmental protection, nature conservation, water management and site rehabilitation.
Operators must obtain and maintain a range of permits, approvals and rights, as applicable, including mining rights or concessions, environmental authorizations, environmental impact assessments where required, water abstraction and discharge permits, and land-use rights (surface land access must still be secured separately from the mining rights). Material expenditures are typically required for royalties, financial security for decommissioning and rehabilitation, environmental monitoring, reporting obligations and compliance with the approved technical operational plan. Land access arrangements with surface owners and, where applicable, engagement with local authorities or other stakeholders add further complexity and potential delay.
Drilling and well-work operations, other than maintenance activities, must be notified to the mining authority prior to commencement and may only begin once the designated responsible technical manager has confirmed operational readiness and the required approval is recorded in the mine's safety log. Production from continuously operating wells must be measured at least monthly. Temporarily suspended wells must be secured and regularly inspected under an operator-approved plan; permanently abandoned wells must be securely closed and abandoned in accordance with the applicable mining and technical safety requirements.

Non-compliance with applicable laws, license conditions or environmental standards may result in suspension or termination of operations, revocation or non-renewal of mining rights, substantial administrative fines, civil liability for environmental damage or personal injury, and in serious cases criminal sanctions. Such outcomes could impair the ability to commercialize or retain assets and may have a material adverse effect on operational and financial performance. In addition, acquired assets may carry pre-existing environmental or rehabilitation liabilities that could give rise to further costs or restrictions.
The mining right may be cancelled in particular if the holder fails to provide the required financial security and, following a final authority decision prohibiting the commencement or continuation of mining operations until such security is provided, fails to provide such security within ninety days, or if, within two years following the first sanctioned infringement, the holder commits three further infringements, resulting in cancellation of the mining right upon the fourth infringement, or if operative production, as defined by applicable law, is not commenced within five years of the establishment of the mining plot, or the fee prescribed for the extension of that period is not paid; or if the mining right holder ceases to exist without a legal successor.
Acquisition of a controlling or other qualifying interest in a Hungarian company that holds a mining plot requires the prior approval of the mining authority under the Mining Act. Non-compliance with either requirement renders the acquisition void as regards the mining rights.
Government policy in the energy sector is subject to change and may be influenced by European Union climate and energy-transition objectives, domestic security-of-supply considerations or fiscal measures. Shifts in policy could lead to tighter environmental standards, increased royalties, new restrictions on production, or changes to the concession and licensing regime. The grant or extension of production rights remains discretionary and may be made subject to conditions that affect profitability or operational flexibility.
In addition, operations may be constrained by protected areas, water-resource limitations or other environmental features. Any failure to adapt to new or stricter requirements, or any delay in obtaining necessary authorizations, could increase costs, prolong project timelines or limit the scope of activities, thereby adversely affecting results of operations and financial conditions.
Risks Related to our Common Stock and our CDIs
The requirements of being a public company, including compliance with the reporting requirements of the ASX listing rules and the Exchange Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As our CDIs are publicly traded in Australia and our common stock is publicly traded in the United States, we need to comply with laws, regulations and requirements, certain corporate governance provisions of SOX, related regulations of the SEC and the requirements of the ASX and NYSE. Complying with these statutes, regulations and requirements occupies a significant amount of our time and causes us to incur significant costs and expenses.
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
In our operations, there are transactions and balances denominated in currencies other than the U.S. dollar (which is the currency used to report our results of operations and financial condition in our financial statements), consisting primarily of the Australian dollar. To the extent our assets and liabilities denominated in Australian dollars as of June 30, 2026 are not hedged, we estimate that a 5% change in the exchange rate versus the U.S. dollar would expose us to foreign currency gains or losses of $48.3 million.
In addition, all of our facilities are located in Australia, a majority of our officers and employees are residents in Australia and a material proportion of our expenses are payable in Australian dollars. In the event that the U.S. dollar weakens compared with the Australian dollar, our results of operations or financial condition may be adversely affected, perhaps substantially.
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
Certain of our affiliates are participants in joint ventures or may have other rights with respect to properties in which we have interests. For instance, Daly Waters, which is controlled by Mr. Bryan Sheffield, is an equal owner of TB1 that owns our interests in EPs 76, 98 and 117. Certain actions, such as a sale of property or incurrence of indebtedness, will require the approval of Daly Waters or its representatives on the board of TB1. In addition, we have granted Daly Waters Royalty, which is controlled by Mr. Bryan Sheffield, and certain of our directors ORRIs in certain of the permits we have interests in. On May 12, 2025, TR West, as seller, and the Company, as seller guarantor, and DWE entered into an Asset Sale Agreement. See “Business and Properties—Agreements Relating to the Development of our Assets” in this report and “Related Person Transactions” included in the 2026 Proxy Statement for further information.
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
We do not expect to generate positive cash flow until at least 2028. As a result we do not expect to pay dividends on our CDIs or common stock in the foreseeable future. Consequently, the ability of CDI holders and common stockholders to achieve a return on investment will depend on appreciation in the trading price of our CDIs and common stock.
We do not anticipate generating positive cash from operations until 2028, at the earliest. Additionally, at such time we do generate positive cash flow, we anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. As a result, we do not expect to pay dividends on our CDIs or common stock in the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors. Accordingly, investors must rely on sales of their CDIs or common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
Subject to applicable reporting requirement exemptions we take advantage of as an emerging growth company, we are required to comply with the SEC rules implementing Sections 302 and 404 of the SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. We are also required to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
In connection with the preparation of our financial statements for the fiscal years ended June 30, 2026 and 2025, we identified deficiencies in our internal control over financial reporting which, in the aggregate, constituted a material weakness as of June 30, 2026. The deficiencies that continue to exist as of June 30, 2026 relate to insufficiently designed and operating internal control over financial reporting and consist of the following: (i) we failed to effectively document management review procedures to validate the completeness and accuracy of transactions and to clearly define and evidence the processes used and the criteria and judgment applied in the performance of critical business processes; and (ii) we failed to fully resolve identified segregation of duties conflicts with system access for designated business and IT privileged users, and as a result the related user access and application change management procedures could not be relied upon for select Company systems.
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
We anticipate losing our “emerging growth company” status in the next fiscal year and we will be subject to additional public company reporting and disclosure requirements that may increase our legal and compliance costs.
Under the current SEC regulations, we anticipate losing our “emerging growth company” status in the next fiscal year. Once we lose this status, we will no longer be able to take advantage of some or all of the exemptions described above and may be required to, among other things, (i) provide three years of audited financial statements and three years of management’s discussion and analysis of financial condition and results of operations disclosure, (ii) comply with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (if we are an accelerated filer or large accelerated filer at that time), (iii) comply with any requirement that may be adopted by PCAOB, (iv) comply with certain disclosure and voting obligations regarding executive compensation and (v) adopt revised or new accounting standards on the time schedule applicable to non-emerging growth companies. Any new obligations will make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight.
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
Investors may seek to profit by exploiting the difference, if any, in the price of our shares of common stock as reflected by the trading price of our CDIs, which represent shares of our common stock, on the ASX and the trading price of our shares of common stock on the NYSE. Such arbitrage activities could cause the price of our common stock or the CDIs representing our common stock, as the case may be, in the market with the higher value to decrease to the price set by the market with the lower value or could otherwise adversely affect the market price of our common stock. These arbitrage risks may be increased by the fact that our common stock is quoted in U.S. dollars on the NYSE while our CDIs are quoted in Australian dollars on the ASX, which may also give investors the opportunity to exploit the impact of fluctuations in currency exchange rates on the market price of our common stock and the CDIs.
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
Our Vice President of Information Technology has over 20 years of experience at public companies, including within the energy sector, enterprise technology vendors, and consulting firms. His expertise includes enterprise technology strategy, transformation, governance, vendor management, and operations and initiatives to strengthen cybersecurity, enhance information security posture, and mitigate technology risk. We continue to focus on cybersecurity measures as Tamboran grows.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including controls, systems and processes that we have or will in the future, will be fully implemented, complied with or effective in protecting our systems and information. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See our risk factor titled “Our business could be negatively affected by security threats and disruptions, including electronic, cybersecurity or physical security threats, and other disruptions.”

ITEM 3.     LEGAL PROCEEDINGS
Other than as described below, as of the date of this report, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot ensure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.
On July 4, 2024, the Environment Centre Northern Territory (“ECNT”) lodged an Originating Application in the Northern Territory Civil and Administrative Appeals Tribunal (“NTCAT”) for a merits review of the Minister for Environment, Climate Change and Water Security’s (“Minister’s”) approval of TB1 Operator’s Shenandoah South Exploration & Appraisal Program EP98 and EP117 Environment Management Plan (“Shenandoah EMP”) (“NTCAT Merits Review”). On August 20, 2024, the TB1 Operator was added as a respondent to the NTCAT Merits Review. The NTCAT Merits Review was commenced by ECNT under the Petroleum Act 1984 (NT) and the Petroleum (Environment) Regulations 2016 (NT). ECNT sought an order that the Minister’s Original Decision is set aside and substituted with a decision that the Tribunal Member is not satisfied the information provided in the Shenandoah EMP is sufficiently compliant with the Petroleum (Environment) Regulations 2016 (NT), including in relation to: (a) risks of wastewater spills and (b) risks in relation to inter-aquifer connectivity and an order that the Shenandoah EMP should be referred to the NT EPA for an independent assessment or, in the alternative, an order that varies the Minister’s original decision and establishes conditions in the Shenandoah EMP. On August 25, 2025, the NTCAT granted leave for the substantive proceedings to be withdrawn by the ECNT. This followed the dismissal of the ECNT’s stay application, with the NTCAT handing down its reasons for dismissing the application on November 27, 2024 and the dismissal of the ECNT’s application to issue summonses and admit further expert reports, with the NTCAT handing down its reasons for dismissing the application on July 15, 2025.
On December 6, 2024, Lock the Gate Alliance Ltd (“Lock the Gate”) lodged an Originating Application in the Federal Court of Australia seeking an injunction under s475(2) of the Environment Protection and Biodiversity Conservation Act 1999 (Cth) (“EPBC Act”), to restrain TB1 Operator from conducting the Shenandoah South Pilot Project and a declaration under §21 of the Federal Court of Australia Act 1976 (Cth) that the Shenandoah South Pilot Project is an action which involves unconventional gas development and is likely to have a significant impact on a water resource within the meaning of §§24D and 24E of the EPBC Act (the “Originating Application”). The Originating Application was heard in the Federal Court of Australia from June 23 to 26, and August 14, 2025 before Owens J, who reserved judgment. On June 26, 2026, Owens J delivered judgment in Lock the Gate Alliance Ltd v Tamboran B2 Pty Ltd [2026] FCA 819, finding that Lock the Gate had not established that the Shenandoah South Pilot Project was likely to have a significant impact on a water resource and dismissing the proceedings with costs.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is currently listed on the New York Stock Exchange under the symbol “TBN.”
As of September 1, 2026, there were 90 holders of record of our common stock.
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
Except as previously disclosed on Current Reports on Form 8-K, there were no unregistered sales of equity securities for the year ended June 30, 2026.
No shares of the Company’s common stock were repurchased during the three months ended June 30, 2026.
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting the operating results, financial condition, liquidity and capital resources, and cash flows of our Company for the years ended June 30, 2026 and 2025. This MD&A should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements, the accompanying notes to consolidated financial statements and other financial information included in this report. Except for historical information, the matters discussed in this MD&A contain various forward-looking statements that involve risks, uncertainties and assumptions and other important factors and are based upon judgments concerning various factors beyond our control. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A - Risk Factors” and elsewhere in this report, any of which could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made. Additionally, you should refer to the “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are an early stage, growth-driven independent natural gas exploration and production company focused on an integrated approach to the commercial development of the natural gas resources in the Beetaloo located within the Northern Territory of Australia. We hold approximately 2.8 million net prospective acres and are the largest acreage holder in the Beetaloo Basin. We intend to continue to develop our resources and regularly review acquisition opportunities that meet our strategic and financial objectives.
We are focused on developing early stage, unconventional gas resources within our portfolio. Our key assets are (i) a 25% non-operated working interest in EP 161, (ii) a 61.25% working interest in EPs 76, 98 and 117, where we are the operator, and (iii) a 100% working interest in EPs 136 and 143, where we are the operator, all of which are located in the Beetaloo. Refer to our working interest following the completion of several transactions in “Items 1 and 2. Business and Properties” for additional information.
Recent Developments
In July 2026, Tamboran completed the stimulation campaign on the SS2-4H, SS2-5H and SS2-3H wells in the Northern Pilot Area. The program was the first three-well zipper stimulation and the largest stimulation campaign conducted in the Beetaloo Basin, with 178 stages placed across approximately 30,000 lateral feet, including ten stages of locally produced Beetaloo Red Sand in the SS2-5H well. The 2026 three well drilling program on the SS1 pad commenced following mobilization of the H&P FlexRig® Flex 3 rig to the SS1 pad with spudding of the first well on July 2, 2026. The SS1-6H and SS1-4H wells have been drilled and cased to total depth with 9,505-foot and 9,329-foot usable lateral sections, respectively, and the SS1-2H well is currently being drilled. Stimulation of the three SS1 wells is planned for the fourth quarter of calendar year 2026.
Practical completion of the SPP occurred on July 17, 2026 and mechanical completion of the SPCF occurred on July 26, 2026. In early September 2026, Tamboran commenced the commissioning of the SPCF, with first gas sales delivered into the Northern Territory gas market on September 5, 2026 from the Company's Shenandoah South 2 pad to the NT Government at a discounted price (75% of the contract price) to the long-term Gas Sales Agreement, reflecting the interruptible nature of supply during commissioning. Two wells are currently delivering unconstrained rates into the market, with the remaining wells to be brought online as required to deliver nominated volumes, and volumes are expected to ramp up to the plateau of 40 TJ/d in accordance with the Northern Territory Government's nominations. Commissioning activities are expected to be completed in the fourth quarter of calendar year 2026.
In early September 2026, Santos, as operator of EP 161 (Tamboran 25%), spudded the Jibera South 1H well with the Ensign 971 rig, the first of a two well appraisal program in the Beetaloo East depocenter. The Jibera South 1H and Newcastle South 1H wells are planned to be drilled with 10,000-foot horizontal sections targeting the Mid Velkerri B Shale and stimulated and flow tested across up to 60 stages per well, with stimulation planned for mid-2027.
In September 2026, Tamboran and Liberty Energy entered into a non-binding Memorandum of Understanding setting out the intent to extend the hydraulic fracture stimulation and wireline services agreement covering Tamboran's Beetaloo Basin operations, under which Liberty Energy intends to begin phasing lower-emissions pumping equipment into the Beetaloo fleet from 2027. See “Items 1 and 2. Business and Properties—Our Business Plan.”
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
Global, industry-wide supply chain disruptions have resulted in widespread shortages of labor, materials and services. Such shortages have resulted in our facing significant cost increases for labor, materials and services. Principally, commodity costs for steel and chemicals required for drilling, higher transportation and fuel costs and annual wage increases have increased our operating costs for fiscal years 2025 and 2026. Typically, as the price for natural gas increases, so do associated costs. Conversely, in a period of declining prices, associated cost declines are likely to lag and may not adjust downward in proportion to prices. Some supply chain constraints and inflationary pressures could persist into fiscal year 2027 but are expected to plateau; however, we cannot accurately predict future supply chain constraints and inflation. We cannot predict the future inflation rate but to the extent inflation remains elevated, we may experience cost increases in our operations, including costs for drill rigs, workover rigs, hydraulic fracturing fleets, tubulars and other well equipment, as well as increased labor costs. If we are unable to recover higher costs through higher commodity prices, our future revenue stream would be significantly impacted.
We are taking actions to mitigate supply chain and inflationary pressures. We are monitoring the situation and assessing its impact on our business, including with respect to our partners. For example, we pre-purchased long lead materials including casing and tubulars, chemicals and downhole equipment necessary for our planned development for fiscal year 2027. We have in place a 10-year option, of which six years remain, with H&P to contract for up to four additional FlexRigs®. We are working closely with other suppliers and contractors to ensure availability of supplies on site, especially fuel, steel and chemical supplies which are critical to many of our operations and are working on diversifying suppliers. However, these mitigation efforts may not succeed or be insufficient.

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
Natural Gas Revenue
Through June 30, 2026, we had not generated any revenue from natural gas production due to the stage of our operations, which was appraisal drilling and the final stages of midstream construction. No revenue from natural gas production is reflected in our financial statements as first sales occurred after the period end.
Operating Costs and Expenses
During the fiscal year ended June 30, 2026, natural gas production had not commenced. The initial gas sales in September 2026 should be construed as initial test sales. If and when we do commence natural gas production in quantities to generate regular revenue, we will incur additional operating costs and expenses, workover costs, taxes and royalty fees. Our operating costs and expenses consisted of the following during fiscal years 2026 and 2025: salaries, share based compensation, and related taxes and benefits of personnel employed by us, professional fees for consultants, auditors, tax advisors and legal services, depreciation and amortization of corporate assets, the loss on sale of assets due to the sale of rigs in fiscal year 2025, accretion of asset retirement obligations, exploration expenses, LNG feasibility studies, a Checkerboard fee that was settled in shares of common stock in fiscal year 2025, and general and administrative expenses.
Acquisitions
In fiscal year 2026, the Group completed the acquisition of approximately 98.1% of the issued and outstanding equity interests of Falcon Australia and all of the issued and outstanding equity interests of (i) Falcon Hungary, (ii) Falcon Ireland, (iii) Falcon Holdings and (iv) Falcon South Africa.
We may continue to grow our operations and financial results through strategic accretive acquisition opportunities that may arise relevant to our Beetaloo strategy. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets. Additionally, we may from time to time effect divestitures of certain of our non-core assets.
Supply, Demand, Market Risk and the Impact on Natural Gas Prices
As discussed above in “Market Outlook,” the natural gas industry historically has been cyclical with highly volatile commodity prices. Natural gas prices are subject to large fluctuations in response to relatively minor changes in the demand for natural gas. Prices are affected by current and expected supply and demand dynamics, including the market disruptions resulting from the Russia-Ukraine war, the Iran-United States war and the broader Middle East conflict, the changing U.S. regulatory environment and trade and tariffs policies, the Australian domestic gas market reservation policy, supply growth driven by advances in drilling and completion technologies, resulting in increased supply in the global market. Other factors impacting supply and demand include weather conditions (including severe weather events), pipeline capacity constraints, inventory storage levels, basis differentials, export capacity, supply chain quality and availability, as well as other factors, the majority of which are outside of our control. These commodity prices are likely to remain volatile in the future. Sustained periods of low natural gas prices could materially and adversely affect our financial condition, our results of operations, the quantities of natural gas that we can economically produce and our ability to access capital. These key factors will only affect us when we produce and sell natural gas.

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
The following tables present selected financial information for the periods presented:

	Years ended June 30,
	2026	2025

Revenue and other operating income	$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation	(12,539)	(9,397)
Consultancy, legal and professional fees	(6,230)	(6,531)
Depreciation and amortization	(7)	(86)
Loss on remeasurement of assets classified as held for sale	—	(376)
Accretion of asset retirement obligations	(1,243)	(1,042)
Exploration expense	(3,336)	(4,112)
Camp expense recoveries, net	(2,527)	—
LNG feasibility study expense	(123)	(6,035)
Checkerboard fee	—	(5,950)
General and administrative	(6,665)	(5,787)
Total operating costs and expenses	(32,670)	(39,316)
Other income (expense)
Interest income (expense), net	2,659	1,551
Foreign exchange gain (loss), net	(486)	(2,585)
Other income (expense), net	—	726
Total other income (expense)	2,173	(308)

Net loss	(30,496)	(39,624)
Foreign currency translation	11,890	2,768
Less: Total comprehensive income (loss) attributable to noncontrolling interest	(1,141)	(3,254)
Total comprehensive income (loss) attributable to redeemable noncontrolling interest	(68)	—
Total comprehensive loss attributable to Tamboran Resources Corporation stockholders	$(17,397)	$(33,602)
Fiscal Years Ended June 30, 2026 and June 30, 2025
Revenue and other operating income. The commissioning phase of the Pilot Project commenced in September 2026 (subsequent to fiscal year 2026). Therefore, we did not realize any revenue and other operating income during fiscal years 2026 and 2025, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock based compensation, increased by $3.1 million during fiscal year 2026, as compared to fiscal year 2025 largely due to period on period increase in headcount, the transition to a calendar year employee bonus schedule, and compensation awarded to the interim and new CEO.

Consultancy, legal and professional fees. Consultancy, legal and professional fees remained fairly consistent period-over-period.
Loss on remeasurement of assets classified as held for sale. Tamboran recognized a loss on assets classified as held for sale amounting to $0.4 million during fiscal year 2025 primarily due to the write down of rig 403 to the fair value less costs to sell. Tamboran disposed of all assets held for sale in fiscal year 2025.
Accretion of asset retirement obligations expense. For fiscal year 2026, an expense for accretion of asset retirement obligations of $1.2 million was recognized. The recognition of such an expense was primarily due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and 161, as well as the SPCF pad.
Exploration expense. Exploration expense decreased by $0.8 million during fiscal year 2026, as compared to fiscal year 2025, as the prior period had increased activity for topographical, geographical and geophysical studies and other indirect expenditures while the current period had increased indirect expenditure related to our non-operated permits while the operated permits focused on the flow test for SS2-1H and preparation of the stimulation programs of SS2-4H, SS2-5H, and SS2-3H, the costs of which are capitalized.
Camp expense recoveries, net. During the year ended June 30, 2026, expenses for the field camp of $2.5 million were recognized primarily related to camp utilization, camp services, and related consumables. These costs are offset by recoveries from external parties who utilize the camp.
LNG feasibility study expense. In fiscal year 2025, the Group incurred expenses of $6.0 million related to certain studies and pre-front-end engineering and design services related to the NTLNG facility. These studies were substantially completed in fiscal year 2025, therefore, the expense related to these studies was de minimis in fiscal year 2026.
Checkerboard fee. For fiscal year 2025, the Group incurred an expense of $6.0 million related to the satisfaction of certain payment obligations to DWE under the TB1 Joint Venture Agreement. This obligation was satisfied through the issuance of common stock, subsequent to shareholder approval received in November 2024. No such expense was incurred in fiscal year 2026.
General and administrative. General and administrative costs increased by $0.9 million during fiscal year 2026, as compared to fiscal year 2025, primarily as a result of increased expenses related to insurance, headcount, travel, and other office and administrative fees.
Interest Income, net. Interest income, net increased by $1.1 million during fiscal year 2026, as compared to fiscal year 2025, primarily due to interest received from cash at bank and term deposits during the period.
Foreign currency translation. In fiscal year 2026, we recognized a foreign currency translation gain of $11.9 million, primarily due to the strengthening of the Australian Dollar as of June 30, 2026 in comparison to the average rate during the fiscal year 2026. In fiscal year 2025, we recognized a foreign currency translation gain of $2.8 million, primarily due to the strengthening of the Australian Dollar as of June 30, 2025 in comparison to the average rate during the period. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our income statement.
Income Tax Expense. We have no income tax expense primarily due to operating losses incurred for fiscal years 2026 and 2025. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn sufficient income to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the statement of operations.

Liquidity and Capital Resources
We are an exploration and appraisal stage enterprise and will continue to be so until commencement of substantial production from our natural gas properties. We do not expect to generate any substantial revenue from production until early calendar year 2027, at the earliest, which will depend upon successful drilling results, completion of commissioning of the gas processing facility, additional and timely capital funding, and access to suitable infrastructure. Until then our primary sources of liquidity are expected to be cash on hand and funds from future private and public equity placements, debt funding and asset sales.
We expect to incur substantial expenses and generate significant operating losses as we continue to develop our natural gas prospects and as we:
•complete our current appraisal drilling, testing program and SPCF commissioning;
•develop and commercialize our assets, including development of pipelines, the proposed NTLNG facility and other infrastructure;
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
For the fiscal year ending June 30, 2027, we estimate that we will need to invest approximately $113.3 million to progress our Pilot Project development plans. We expect cash on hand and available funds from the committed undrawn portion of the SPCF debt facility to be sufficient to fund the stimulation and tie-in costs of the SS2-3H, SS2-4H and SS2-5H wells (completed in July and August 2026 ahead of production start-up), drilling and stimulation costs of SS1-6H, SS1-4H and SS1-2H for production tie-in during 2027, long leads for further production wells and committed SPCF construction costs. We may seek additional funding through asset sales or public or private financings. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing additional equity securities, further dilution to our existing stockholders will result. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our planned activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our assets which we would otherwise develop on our own, or with a majority working interest.
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$219,135	$39,439
As of June 30, 2026, we had $219.1 million in cash and cash equivalents. This balance represents an increase of $179.7 million from June 30, 2025, as a result of proceeds from cash calls, capital raising activities and the Syndicated Facility Agreement offset by consideration paid for the Falcon Acquisition and spending related to operations on the SS2-5H, SS2-3H and SS2-1H pilot wells, construction of the SPCF and other corporate expenditures in the fiscal period.

Capital Commitments
We had the following five-year capital commitments as of June 30, 2026 and June 30, 2025 which are not recognized as liabilities or payable in the consolidated statement of financial position (all dollar amounts are presented in thousands):

	June 30, 2026	June 30, 2025
Capital commitments:
Sweetpea Petroleum Pty Ltd	$24,028	$23,115
EP 161	6,024	2,302
Beetaloo Joint Venture	73,322	75,630
Midstream	22,957	9,056
Sweetpea Commitments
As of June 30, 2026, Sweetpea committed to spend $24.0 million related to two licenses, EP 136 with total commitments of $14.5 million and EP 143 with total commitments of $9.6 million.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November 2025, requesting an extension of the permit for a period of 18 months to January 2031. DME replied in July 2026 and agreed to a permit extension only through July 2030. As such, the Group maintains a minimum work program commitment of $14.5 million.
An application for EP 143 was submitted and approved by the DME in June 2026 requesting a variation of the minimum work program for years 2 and 3. The total minimum work program commitments remained the same at $9.6 million
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program which includes the drilling and stimulation of two horizontal wells, along with related geological and geophysical studies to March 2027. Our commitment through March 2027 is expected to be $6.0 million based on the minimum work requirements. There are no minimum commitment requirements after March 2027.
Beetaloo Joint Venture
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. Refer to Note 17 for further details. These commitments include an expected spend of $73.3 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $14.1 million, EP 98 of $43.7 million and EP 117 of $15.5 million.
Midstream
As of June 30, 2026, the Group had contractual commitments of approximately $23.0 million relating to the remaining construction and commissioning of the SPCF project, compared to $9.1 million as of June 30, 2025. As of June 30, 2026, construction of the facility was approximately 90% complete and overall project completion was approximately 93%. Given the advanced stage of the project, substantially all of the remaining forecast expenditure required to complete the facility has been contracted and is reflected in the contractual commitment amount above. The $13.9 million increase from the prior year principally reflects the contracting during fiscal year 2026 of the entirety of the commissioning phase and remaining construction, which had not been contracted as of June 30, 2025. All of the committed amount is expected to be settled within six months of the balance sheet date.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended June 30,
	2026	2025
Statement of Cash Flows:
Net cash used in operating activities	$(34,597)	$(29,636)
Net cash used in investing activities	(187,560)	(98,768)
Net cash from financing activities	412,266	101,056
Net Cash Used in Operating Activities
For fiscal year 2026, net cash used in operating activities was $34.6 million during which we incurred a net loss of $30.5 million, compared to net cash used in operating activities for fiscal year 2025 of $29.6 million, during which we incurred a net loss of $39.6 million. The net loss for fiscal year 2026 included the non-cash impacts of depreciation and amortization, stock-based compensation, performance bond facility fees, accretion of asset retirement obligations, interest expense and foreign exchange differences. Additionally, in the year ended June 30, 2026, net unfavorable changes in operating assets and liabilities totaled $12.5 million, primarily consisting of an $8.3 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, and a $7.8 million increase in prepaid expenses and other assets, partially offset by a $2.9 million decrease in trade and other receivables.
Net Cash Used in Investing Activities
For fiscal year 2026, net cash used in investing activities was $187.6 million compared to $98.8 million for fiscal year 2025. In the current period there was spend on exploration and evaluation activities of $112.0 million in connection with the drilling of the SS2-5H, SS2-3H and SS2-1H pilot wells, $37.3 million of spend related to SPCF, $0.4 million of spend related to sand mining, $3.4 million related to interest on financing lease liabilities, $5.0 million related to interest on borrowings under our Syndicated Facility Agreement, $12.1 million in connection with the Falcon Acquisition and $17.4 million related to the assignment of a note receivable, partially offset by the receipt of the R&D tax incentive of $0.1 million.
Net Cash from Financing Activities
For fiscal year 2026, net cash received from financing activities was $412.3 million compared to $101.1 million received for fiscal year 2025. This increase was primarily due to $291.0 million in net proceeds from the issue of shares in connection with the Company’s capital raises in fiscal year 2026 in comparison to net proceeds of $42.9 million received in fiscal year 2025. Other activity in the fiscal year 2026 included $74.5 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls compared to $61.5 million in the prior period, $58.9 million of proceeds from the Syndicated Facility, payment of debt issuance costs of $3.6 million, repayments of finance lease liabilities of $8.2 million and $0.3 million related to the payment of performance bond facility establishment fees.
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
Litigation and Environmental Contingencies
In the ordinary course of business, we are and may at times be subject to claims and legal actions. Management does not believe the impact of such matters will have a material adverse effect on our financial position or results of operations. We are subject to extensive federal, state, and local environmental laws and regulations, which may materially affect our operations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remediate, remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.
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
In assessing the probability that a deferred tax asset will be realized management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. We provide valuation allowances against deferred tax assets that are not considered more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, our ability to generate a sufficient level of future taxable income. In estimating future taxable income, we consider both positive and negative evidence in our assessment. If our estimate of future taxable income or tax strategies changes at any time in the future, we would record an adjustment to our valuation allowance. Recording such an adjustment could have a material effect on our financial condition or results of operations.
Deferred income tax relating to timing differences and unused tax losses are only recognized to the extent that it is probable that future tax profit will be available against which the benefits of the deferred tax asset can be utilized.
Stock-Based Compensation
We measure and recognize compensation expense related to our share-based compensation based on the estimated fair value of the awards. The fair value of the award is measured at the grant date and is recognized as an expense over the course of the award’s vesting period. The fair value of the stock options granted is estimated using either the Black-Scholes (for awards that vest based on service conditions), Binomial Lattice or the Monte-Carlo option-pricing model (for awards that vest based on market conditions). Each of these models includes the share price at grant date, exercise price, the term of the right, expected price volatility of the underlying share, the expected dividend yield and the risk-free interest rate for the term of the right. The Monte Carlo model also incorporates a probability-based value impact of the market condition.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Inherent Limitations on Effectiveness of Controls
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all control issues or misstatements. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures
During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2026. In light of the material weakness in the Company’s internal control over financial reporting described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with GAAP.
In connection with the preparation of our financial statements for the fiscal years ended June 30, 2026 and 2025, we identified deficiencies in our internal control over financial reporting, which in the aggregate, constituted a material weakness as of June 30, 2026 and 2025, respectively. The deficiencies, which continue to exist, and, in the aggregate, constituted a material weakness as of June 30, 2026, were identified in connection with the preparation of our financial statements for the fiscal year ended June 30 2026, as described below. Certain deficiencies identified in prior periods as described under “Consideration of Previously Identified Deficiencies” below have been deemed to no longer contribute to the material weakness as of June 30, 2026. The deficiencies that continue to exist as of June 30, 2026, which in the aggregate constitute a material weakness, relate to insufficiently designed and operating internal control over financial reporting and consist of the following:
i) The Company failed to effectively document management review procedures to validate the completeness and accuracy of transactions and to clearly define and evidence processes used and criteria and judgment applied in performance of critical business processes.
ii) The Company failed to fully resolve identified segregation of duties conflicts with system access for designated business and IT privileged users; thus related user access and application change management procedures could not be relied upon for select Company systems.
These deficiencies, while relating to different aspects of the Company's internal control environment, are interrelated as the deficiencies affect both the reliability of information used in the financial reporting process and the effectiveness of controls designed to identify potential errors in that information. As a result, management concluded that the deficiencies should be evaluated on an aggregate basis and, collectively, constitute a material weakness in internal control over financial reporting.
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
Management evaluated the effectiveness of Tamboran’s internal controls over financial reporting as of June 30, 2026, based upon the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”). Based on the assessment using these criteria, Management concluded that, as of June 30, 2026, our internal controls over financial reporting were ineffective to detect a material misstatement due to deficiencies that existed in the design or operation of our internal controls over financial reporting that are considered to be a material weakness as described herein above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Remediation Plan for the Material Weakness
In response to the material weakness identified and described above, our management, with the oversight of the Audit & Risk Management Committee of our board of directors, will continue to dedicate significant efforts and resources to further improve our control environment and to take steps to remediate the remaining deficiencies aggregating to the material weakness.
With respect to management review procedures, during fiscal year 2025, we engaged an internal audit firm to assist with the documentation of our processes and internal controls. We continue to provide training to control owners, supported by external consultants, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the operation of internal controls. We will continue to hire accounting and finance personnel, or engage technical specialists, who possess the required technical knowledge to ensure reporting requirements are met and segregation of duties are maintained, and procedures for determining, communicating, implementing, and monitoring controls over the period-end financial close and reporting processes are formally documented.
With respect to segregation of duties within our information technology systems, we have restricted administrator access in certain systems and are implementing mitigating controls where restriction is not practicable. We are also implementing a formal segregation of duties review process across our in-scope systems and are updating our change management policy and related documentation requirements.

The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Consideration of Previously Identified Deficiencies
The following deficiencies were previously disclosed as components of our material weakness in our Annual Report on Form 10-K for the year ended June 30, 2025:
i.lack of manage access and manage change IT general controls over our cloud-based enterprise resource planning system.
ii.accounting for complex transactions in accordance with GAAP.
We have concluded that these deficiencies no longer individually or in the aggregate rise to the level of a material weakness as of June 30, 2026. Specifically, we have:
i.Transitioned core financial and operational transactions from the legacy enterprise resource planning system to an enterprise system that is governed by third party security and data handling controls in fiscal year 2025 and formalized design and execution of mitigating activities in fiscal year 2026.
ii.Implemented processes supporting documented technical accounting analysis and review of non-routine and complex transactions, with support from external specialists, where appropriate.
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2026.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2026.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes securities authorized for issuance under equity compensation plans as of June 30, 2026.

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,183,106	$18.87	1,075,645
Equity compensation plans not approved by security holders	–	–	–
Total	1,183,106	$18.87	1,075,645
(1) Consists of the 2024 Equity Award Plan (the “2024 Plan”).
(2) Does not include 5,438 shares of unvested restricted stock issued under the 2024 Plan.
The additional information required by this Item 12, as well as the names of all persons (of which the Company is aware) who are substantial holders in the Company within the meaning of section 671B of the Corporations Act, will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2026.
Australian Disclosure Requirements
In addition to the Company’s primary NYSE listing, Common Stock is also quoted in the form of CDIs on the ASX and trades under the code “TBN”. As part of our ASX listing, we are required to comply with certain of the disclosure and other obligations set out in the ASX Listing Rules. The following information is provided in accordance with the requirements of the ASX and the ASX Listing Rules (where that information has not been provided elsewhere in this report).

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
Australian Corporate Governance Statement
The board of directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The board of directors confirms that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is available for viewing at https://www.tamboran.com/corporate-governance-statements/. The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. The Company’s most recent Corporate Governance Statement, dated September 25, 2026, and approved by the board of directors remains accurate as of the date of this Annual Report on Form 10-K.
Issued Capital
As of September 1, 2026, the Company had 34,960,006 shares of Common Stock on issue, of which:
•28,280,039 shares of Common Stock were held by 90 stockholders, and quoted on NYSE. (Note: The actual number of stockholders is greater than this number and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of active holders of record also does not include holders whose shares may be held in trust by other entities); and
•6,679,967 shares of Common Stock were held by CHESS Depositary Nominees Pty Ltd (as Depositary Nominee) on behalf of 5,490 CDI holders, representing 1,335,993,400 CDIs quoted on ASX.
In addition, as of September 1, 2026, the Company had the following unquoted securities on issue:
•848,724 Units, held by 48 employees and directors of the Company pursuant to the Company’s 2024 Plan which entitle the holder (upon vesting) to be issued Common Stock.
•369,084 Options, held by 7 former Falcon Oil & Gas Limited executives.
Voting Rights
Each holder of Common Stock is entitled to one vote per share of Common Stock held. Holders of CDIs are entitled to receive notice of, and to attend as guests (but not vote at) meetings of stockholders. Holders of CDIs are the beneficial owners of one share of Common Stock for every 200 CDIs held. The Depositary Nominee (or its custodian) is the legal holder of the Common Stock underlying the CDIs.
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
Substantial Stockholders
The information required in relation to the names of all persons (of which the Company is aware) who are substantial holders in the Company within the meaning of section 671B of the Corporations Act, will be incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2026.
Distribution of CDI Holders
Below is a distribution schedule of the number of holders of CDI’s, at September 1, 2026, and assuming all shares of Common Stock are held as CDIs.

	Number of Holders	Number of CDIs	%
1-1,000	77	10,693	—%
1,001-5,000	1,107	3,634,471	0.27%
5,001-10,000	835	6,439,067	0.48%
10,001-100,000	2,295	91,956,073	6.88%
100,001 and over	1,176	1,233,953,096	92.36%
	5,490	1,335,993,400	100.00%
Unmarketable Parcels
The number of stockholders and/or CDI holders who hold less than a marketable parcel of securities (where a “marketable parcel” is a parcel of securities worth at least A$500, pursuant to the ASX Operating Rules) was 70, based on the closing price of the Company’s common stock and CDIs as of September 1, 2026.

Twenty Largest CDI Holders
Below are details of the 20 largest holders of CDIs, and the number and percentage of issued CDIs held by those holders, as of September 1, 2026, and assuming all shares of Common Stock are held as CDIs.

	Name	Number of CDIs Held(1)	Percentage of CDIs
1	Citicorp Nominees Pty Limited	160,428,356	12.008%
2	Helmerich & Payne International Holdings LLC	105,952,380	7.931%
3	HSBC Custody Nominees (Australia) Limited	72,706,165	5.442%
4	BNP Paribas Noms Pty Ltd	41,970,639	3.142%
5	BNP Paribas Nominees Pty Ltd <IB AU NOMS Retail client>	36,657,062	2.744%
6	Venture Holdings Sarl SPF	24,167,920	1.809%
7	Pat Elliott (Tamboran) Limited	23,546,044	1.762%
8	UBS Nominees Pty Ltd	22,956,403	1.718%
9	Cameron Richard Pty Ltd <Cameron Richard Super A/C>	21,431,430	1.604%
10	Warbont Nominees Pty Ltd <Unpaid Entrepot A/C>	16,147,075	1.209%
11	Richgard No 40 Pty Ltd	14,300,000	1.070%
12	Bell Potter Nominees Ltd <BB Nominees A/C>	13,000,002	0.973%
13	BNP Paribas Nominees Pty Ltd <Hub24 Custodial Serv Ltd>	12,531,306	0.938%
14	Phillip Hollick Pty Ltd <Philly S/F A/C>	11,633,471	0.871%
15	Jufran Carbon Pty Limited	11,105,364	0.831%
16	HSBC Custody Nominees (Australia) Limited <NT-Comnwlth Super Corp A/C>	10,746,305	0.804%
17	John R Hislop	10,622,806	0.795%
18	Mr. Archibald Geoffrey Loudon	10,054,187	0.753%
19	HSBC Custody Nominees (Australia) Limited - A/C 2	9,681,516	0.725%
20	Mr. Brian Thomas Clayton & Mrs. Janet Clayton	8,267,686	0.619%
______________________
(1)Including shares of Common Stock represented as though they were held as CDIs (with 200 CDIs representing a beneficial ownership interest in 1 share of Common Stock).
Additional Information
Rohan Vardaro is the Company’s Corporate Secretary.
Our principal executive office in Australia is Suite 01, Level 39, Tower One, International Towers Sydney, 100 Barangaroo Avenue, Barangaroo NSW 2000 (telephone: +61 2 8330 6626). Our registered office in the United States is 1209 Orange Street, Wilmington, County of New Castle, Delaware 19801.
Registers of our securities are held as follows:
•For CDIs in Australia: Boardroom Pty Limited, Level 8, 210 George Street, Sydney, NSW 2000. Investor Enquiries: 1300 737 760 (within Australia) or +61 2 9290 9600 (outside Australia) between 8.30am and 5.30pm (Australian Eastern Standard time) Monday to Friday.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2026.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young (PCAOB ID No. 1435).
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement, which will be filed no later than 120 days after June 30, 2026.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report.
(1)Financial Statements
See “Index to Consolidated Financial Statements” set forth on Page 89.
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

2.2	Amending Agreement (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 6, 2026, File No. 001-42149, and incorporated herein by reference).

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

4.3
Registration Rights Agreement, dated June 28, 2024, between Tamboran Resources Corporation, Sheffield Holdings, LP, and each of the other signatories from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2024, File No. 001-42149, and incorporated herein by reference).

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

10.13+
Agreement, by and among Tamboran Resources Corporation, Bryan Sheffield, Sheffield Holdings, LP and certain other affiliated entities party thereto, dated July 27, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2025, File No. 001-42149, and incorporated herein by reference).

10.14†
Letter Agreement between the Company and Richard Stoneburner, dated October 15, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 17, 2025, File No. 001-42149, and incorporated herein by reference).

10.15
Separation Deed, between Tamboran Services Pty Ltd and Joel Riddle, dated July 28, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 27, 2025, File No. 001-42149, and incorporated herein by reference).

10.16†
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

10.18†
Transfer of Employment with Tamboran Resources Limited and Offer of Employment by Tamboran Services Pty Ltd between Tamboran Resources Limited and Eric Dyer, dated February 13, 2023 (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 dated May 3, 2024, File No. 333-279119, and incorporated herein by reference).

10.19†
Employment Agreement between Tamboran Resources USA, LLC and Todd Abbott dated January 10, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 10, 2026, File No. 001-42149, and incorporated herein by reference).

10.20
Confirmatory Side Letter between Tamboran Resources Corporation and Todd Abbott, dated January 15, 2026 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 10, 2026, File No. 001-42149, and incorporated herein by reference).

10.21
Director Nominating Agreement, dated June 28, 2024, between Tamboran Resources Corporation and Sheffield Holdings, LP (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 28, 2024, File No. 001-42149, and incorporated herein by reference).

10.22†
Restricted Stock Award Notice and Agreement for Fredrick Barrett pursuant to Tamboran Resources Corporation 2024 Equity Award Plan dated January 22, 2025 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, File No. 001-42149, and incorporated herein by reference).

10.23
Performance Bond Facility Agreement, dated December 19, 2024, by and among Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd, as guarantor, and Macquarie Bank Limited, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2024, File No. 001-42149, and incorporated herein by reference).

10.24
Deed of Guarantee and Indemnity, dated December 19, 2024, between Tamboran Resources Corporation, as guarantor, and Macquarie Bank Limited, as lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2024, File No. 001-42149, and incorporated herein by reference).

10.25
Syndicated Facility Agreement, between SPCF Financing Pty Ltd, Macquarie Bank Limited, Evolution Trustees Limited as trustee for the Alpha Wave Credit (Australia) Trust, Global Loan Agency Services Australia Specialist Activities Pty Limited, and Global Loan Agency Services Australia Nominees Pty Ltd, among others, dated September 29, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 29, 2025, File No. 001-42149, and incorporated herein by reference).

10.26
Deed of Guarantee and Indemnity, between Tamboran Resources Corporation, Tamboran Resources Pty Ltd, Tamboran (West) Pty Limited, and Global Loan Agency Services Australia Nominees Pty Ltd, dated September 29, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 29, 2025, File No. 001-42149, and incorporated herein by reference).

Exhibit number	Description
10.27
NTG Guarantee, between Northern Territory of Australia, Macquarie Bank Limited, Evolution Trustees Limited as trustee for the Alpha Wave Credit (Australia) Trust, and SPCF Financing Pty Ltd, dated September 29, 2025 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 29, 2025, File No. 001-42149, and incorporated herein by reference).

10.28
Asset Sale Agreement – Beetaloo Acreage Acquisition, dated May 12, 2025, between Tamboran (West) Pty Limited, Tamboran Resources Corporation, and Daly Waters Energy, LP (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.29
Second Amended and Restated Joint Venture and Shareholders Agreement, dated May 12, 2025, between Tamboran (West) Pty Limited, Tamboran Resources Pty Ltd, Daly Waters Energy, LP, and Tamboran (B1) Pty Ltd (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 12, 2025, File No. 001-42149, and incorporated herein by reference).

10.30
Origin Fourth Amended and Restated Royalty Deed, between Origin Energy B2 Pty Ltd, Falcon Oil & Gas Australia Limited, Tom Duggan Family Limited Partnership LLP, Territory Oil & Gas LLC, and Malcolm John Gerrard, dated September 23, 2022 (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, File No. 001-42149, and incorporated herein by reference).

10.31++
Deed of Addendum – Joint Venture and Shareholders Agreement, by and among TR West, TR Ltd., DWE and TB1, dated March 20, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026, File No. 001-42149, and incorporated herein by reference).

10.32++
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
++ Confidential information has been omitted because it is both (i) not material and (ii) is the type of information that the Company treats as private or confidential pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tamboran Resources Corporation

By:	/s/ Todd Abbott
Name:	Todd Abbott
Title:	Chief Executive Officer
Date: September 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Abbott	Chief Executive Officer (Principal Executive Officer)	September 25, 2026
Todd Abbott

/s/ Eric Dyer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 25, 2026
Eric Dyer

/s/ Richard Stoneburner	Director	September 25, 2026
Richard Stoneburner

/s/ Fred Barrett	Director	September 25, 2026
Fred Barrett

/s/ Patrick Elliott	Director	September 25, 2026
Patrick Elliott

/s/ The Hon Andrew Robb AO	Director	September 25, 2026
The Hon Andrew Robb AO

/s/ David Siegel	Director	September 25, 2026
David Siegel

/s/ Jeffrey Bellman	Director	September 25, 2026
Jeffrey Bellman

/s/ Ryan Dalton	Director	September 25, 2026
Ryan Dalton

/s/ Phillip Pace	Director	September 25, 2026
Phillip Pace

/s/ Scott Sheffield	Director	September 25, 2026
Scott Sheffield

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tamboran Resources Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tamboran Resources Corporation and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
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
Sydney, Australia
September 25, 2026

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)

		June 30,
	Note	2026	2025
ASSETS
Current assets
Cash and cash equivalents	2	$219,135	$39,439
Restricted cash	2	11,960	5,722
Trade and other receivables:
Joint interest billings		1,472	8,191
ATO receivable		3,735	1,219
Other receivables		430	222
Prepaid expenses and other current assets		6,461	1,903
Total current assets		243,193	56,696
Natural gas properties, successful efforts method:
Unproved properties	5	807,036	342,314
Assets under construction - natural gas equipment	5	72,287	24,441
Property, plant and equipment, net	5	744	308
Operating lease right-of-use assets	6	2,705	1,549
Finance lease right-of-use asset	6	14,345	16,544
Prepaid expenses and other non-current assets		13,672	4,610
Total non-current assets		910,789	389,766
TOTAL ASSETS		$1,153,982	$446,462
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	7	$73,742	$20,457
Advance against joint interest billings	4	—	450
Current portion of operating lease obligations	6	1,897	391
Current portion of finance lease obligation	6	14,410	15,307
Other current liabilities		3,008	—
Total current liabilities		93,057	36,605
Operating lease obligations	6	1,018	1,175
Finance lease obligation	6	8,354	9,523
Asset retirement obligations	9	22,138	9,649
Long-term debt, net	8	59,043	—
Other non-current liabilities		811	57
Total non-current liabilities		91,364	20,404
Total liabilities		184,421	57,009
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest		1,863	—
Stockholders’ equity
Common stock, $0.001 par value; 10,000,000,000 common stock authorized; 34,872,663 and 16,717,289 common stock issued and outstanding as of June 30, 2026 and 2025, respectively		35	17
Additional paid-in capital		990,356	464,407
Accumulated other comprehensive loss		(812)	(9,421)
Accumulated deficit		(193,355)	(167,281)
Total Tamboran Resources Corporation stockholders’ equity		796,224	287,722
Noncontrolling interest		171,474	101,730
Total stockholders’ equity		967,698	389,452
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY		$1,153,982	$446,462
The accompanying notes are an integral part of these consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

		For the years ended June 30,
	Note	2026	2025
Revenue and other operating income		$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(12,539)	(9,397)
Consultancy, legal and professional fees		(6,230)	(6,531)
Depreciation and amortization		(7)	(86)
Loss on remeasurement of assets classified as held for sale		—	(376)
Accretion of asset retirement obligations	9	(1,243)	(1,042)
Exploration expense		(3,336)	(4,112)
Camp expense recoveries, net		(2,527)	—
LNG feasibility study expense		(123)	(6,035)
Checkerboard fee		—	(5,950)
General and administrative		(6,665)	(5,787)
Total operating costs and expenses		(32,670)	(39,316)

Loss from operations		(32,670)	(39,316)
Other income (expense)
Interest income (expense), net		2,659	1,551
Foreign exchange gain (loss), net		(486)	(2,585)
Other income (expense), net		—	726
Total other income (expense)		2,173	(308)

Net loss		(30,496)	(39,624)
Less: Net loss attributable to noncontrolling interest		(4,422)	(2,722)
Less: Net loss attributable to redeemable noncontrolling interest		(1)	—
Net loss attributable to Tamboran Resources Corporation stockholders		$(26,073)	$(36,902)

Comprehensive income (loss)
Net loss		$(30,496)	$(39,624)
Other comprehensive income (loss)
Foreign currency translation		11,890	2,768
Total comprehensive income (loss)		(18,606)	(36,856)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		(1,141)	(3,254)
Less: Total comprehensive income (loss) attributable to redeemable noncontrolling interest		(68)	—
Total comprehensive loss attributable to Tamboran Resources Corporation stockholders		$(17,397)	$(33,602)

Net loss per common stock
Basic and diluted	13	$(1.161)	$(2.517)
Weighted-average number of common stock outstanding
Basic and diluted	13	22,463,972	14,661,192
The accompanying notes are an integral part of these consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Tamboran Resources Corporation stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance as of July 1, 2024	$14	$404,594	$(11,513)	$(130,380)	$262,715	$44,971	$307,686
Issuance of common stock under greenshoe option, net of issuance cost	—	6,930	—	—	6,930	—	6,930
Issuance of common stock as Checkerboard fee	—	5,950	—	—	5,950	—	5,950
Issuance of common stock, net of issuance cost	2	35,309	—	—	35,311	—	35,311
Shares yet to be issued	—	5,321	—	—	5,321	—	5,321
Contributions from noncontrolling interest holders	—	—	—	—	—	58,805	58,805
Stock-based compensation	—	6,303	—	—	6,303	—	6,303
Foreign exchange translation	—	—	2,092	—	2,092	676	2,768
Net loss	—	—	—	(36,901)	(36,901)	(2,723)	(39,624)
Balance as of June 30, 2025	17	464,407	(9,421)	(167,281)	287,722	101,730	389,452
Issuance of common stock, net of issuance cost	18	517,918	—	—	517,936	—	517,936
Issuance of shares against vested equity awards	—	324	—	—	324	—	324
Contributions from noncontrolling interest holders	—	—	—	—	—	70,885	70,885
Stock-based compensation	—	7,707	—	—	7,707	—	7,707
Foreign exchange translation	—	—	8,609	—	8,609	3,281	11,890
Net loss	—	—	—	(26,074)	(26,074)	(4,422)	(30,496)
Balance as of June 30, 2026	$35	$990,356	$(812)	$(193,355)	$796,224	$171,474	$967,698
The accompanying notes are an integral part of these consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For the years ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(30,496)	$(39,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	86
Stock-based compensation	4,404	4,355
Foreign exchange (gain) loss, net	486	2,585
Performance bonds Facility Fee	2,205	—
Loss on remeasurement of assets classified as held for sale	—	376
Accretion of asset retirement obligations	1,243	1,042
Checkerboard fee	—	5,950
Accrued interest income	(271)	—
Interest expense	334	381
Changes in operating assets and liabilities:
Trade and other receivables	2,859	(1,275)
Prepaid expenses and other assets	(7,845)	(180)
Accounts payable and accrued expenses	(8,263)	(3,300)
Other non-current liabilities	740	(32)
Net cash used in operating activities	(34,597)	(29,636)
Cash flows from investing activities:
Payments for property, plant and equipment	(415)	(290)
Payments for exploration and evaluation	(112,029)	(94,201)
Payments for assets under construction	(37,289)	(15,637)
Payment of interest on finance lease liabilities	(3,406)	(2,799)
Payment of interest on borrowings	(4,960)	—
Payment for Falcon Acquisition, including transaction costs, net of cash acquired	(12,146)	—
Payments in relation to assignment of notes receivable	(17,435)	—
Proceeds from sale of assets held for sale	—	7,990
Proceeds from government grants for exploration	120	6,169
Net cash used in investing activities	(187,560)	(98,768)
Cash flows from financing activities:
Proceeds from issue of common stock	308,498	46,092
Contributions received from noncontrolling interest holders	74,517	61,457
Advance contributions received from noncontrolling interest holders	—	450
Proceeds from issue of common stock, awaiting issuance	—	5,722
Common stock issue transaction costs	(17,517)	(3,194)
Proceeds from borrowings	58,883	—
Payment of debt issuance costs	(3,619)	—
Payment of transaction costs on common stock, awaiting issuance	—	(401)
Advance payment of common stock issue transaction costs	—	(768)
Payment of performance bond facility establishment fee	(271)	(536)
Repayment of lease liabilities	(8,225)	(7,766)
Net cash from financing activities	412,266	101,056
Net increase (decrease) in cash and cash equivalents and restricted cash	190,108	(27,348)
Cash and cash equivalents and restricted cash at the beginning of period	45,161	74,746
Effects of exchange rate changes on cash and cash equivalents	(4,174)	(2,237)
Cash and cash equivalents and restricted cash at the end of period	$231,095	$45,161
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$41,205	$7,959

Accrued stock issuance costs	—	(657)
Asset retirement obligations	(229)	(524)
Stock-based compensation reserve	(7,707)	(6,303)
Contribution receivable from noncontrolling interest holders	1,472	7,051
Operating lease right-of use assets and lease liabilities	1,281	587
Interest accrued on finance lease liabilities	(284)	(492)
Finance lease right-of-use assets and lease liabilities	(1,858)	(7,760)
Accrued debt issuance costs	—	—
Interest and fee payable	(1,060)	—
Non-cash finance lease costs capitalized to unproved properties	8,755	10,106
Non-cash equity considerations	2,188	—
Accrued transaction costs	10,375	—
Equity consideration for Falcon Acquisition	$226,819	$—
The accompanying notes are an integral part of these consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

TAMBORAN RESOURCES CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Business and Basis of Preparation
General
Tamboran is an early-stage growth-oriented natural gas company with a vision of supporting the net zero CO2 energy transition in Australia and Asia-Pacific through developing low CO2 unconventional gas resources in the Northern Territory (“NT”) of Australia. The Group is in the exploration and appraisal stage with a current focus on exploiting its primary assets, which are rights to working interests (“Tenements”) in exploration acreage in the Beetaloo sub-basin (“Beetaloo” or “Beetaloo Basin”), NT Australia. To date, the Group has not determined whether the Tenements contain any natural gas reserves that are economically recoverable. Further, the Group had no revenues from its gas operations as of June 30, 2026.
On May 28, 2026, the Group acquired from Falcon Oil & Gas Ltd. (“Falcon Canada”) approximately 98.1% of the issued and outstanding equity interests of Falcon Oil & Gas Australia Limited (“Falcon Australia”) and all of the issued and outstanding equity interests of (i) TXM Oil and Gas Exploration Kft. (“Falcon Hungary”), (ii) Falcon Oil & Gas Ireland Limited (“Falcon Ireland”) (iii) Falcon Oil & Gas Holdings Ireland Limited (“Falcon Holdings”) and (iv) Falcon Exploration and Production South Africa (Pty) Ltd (“Falcon South Africa”). Refer to Note 3 for additional discussion.
Tamboran operates in one reportable segment as a single business unit. Refer to Note 14 for additional discussion.

Going Concern and Management’s Liquidity Plans
The accompanying consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of June 30, 2026, the Group had:

•not generated revenues since inception, and will not generate earnings in the next twelve months sufficient to satisfy all liabilities in the ordinary and usual course of business;
•a working capital surplus of $138.2 million arising from an increase in cash and cash equivalents due to the capital and other fundraising activities during the period;
•net long-term debt drawn down of $59.0 million related to the construction of the Sturt Plateau Compression Facility (“SPCF”) plus associated financing costs;
•an accumulated deficit of $193.4 million since inception; and
•significant expenditures planned for natural gas properties in the next twelve months.
While several of these conditions raise substantial doubt regarding the Group’s ability to continue as a going concern for the twelve months following the date these consolidated financial statements were available for issuance, the Group has achieved several milestones during the period, which indicate positive progress toward addressing this substantial doubt in future periods. These milestones include the completion of the institutional offering of $180.4 million and the completion of the retail offering of $17.4 million in the last quarter of the fiscal year, which have significantly strengthened the Group’s liquidity position and alleviated the need, in the near term, to pursue certain previously contemplated plans, such as a farm‑down transaction. Construction on the SPCF facility has been completed and the commissioning phase is well underway.
The Group’s ability to continue as a going concern remains dependent on the successful execution of its operational plans, including stimulation of the remaining three wells, tie‑in of the wells to the SPCF, and completion of commissioning of the SPCF. Based on progress achieved to date and the Group’s current execution plan, management expects to be better positioned to evaluate the alleviation of substantial doubt in connection with future reporting periods, subject to continued successful execution of these operational plans and funding of future commitments.
Although the Group’s cash flow forecast indicates that it will maintain a positive cash position throughout the twelve months following the date these consolidated financial statements were available for issuance, the Group has minimum work commitments under its exploration permits, including commitment wells required to be drilled and stimulated within specified permit years, that fall due shortly after the end of that twelve-month period. Funding for those commitments is expected to require additional equity or debt funding, farm-down or asset sale proceeds, or a variation or extension of the relevant permit work programs. If the Group is unable to secure such funding or obtain a variation, it may be unable to satisfy those commitments and could lose its rights in the affected permits.
As of the date of this report, there can be no assurance that the Group will be successful in executing these plans; however, management is actively progressing these programs in accordance with its development strategy.
Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets and liabilities that might be necessary should the Group be unable to continue as a going concern.
Note 2 – Summary of Significant Accounting Policies

Basis of Preparation of Consolidated Financial Statements
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”).
In the current fiscal year, the Group changed the presentation of the audited consolidated financial statements to thousands and, as a result, any necessary rounding adjustments have been made to prior year disclosed amounts. Certain amounts in the Group's consolidated financial statements may not sum or recalculate due to rounding.
Management’s Use of Estimates
The preparation of the Group’s consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures in these consolidated financial statements. Management bases its judgments, estimates and assumptions on historical experience and on other various factors, including expectations of future events management believes to be reasonable under the circumstances. The most significant estimates included in, but not limited to, the preparation of these consolidated financial statements are related to asset retirement obligations, stock-based compensation, the determination of whether an acquisition represents a business combination or an asset acquisition, and recoverability of oil and gas properties.
Although management believes these estimates are reasonable, these estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company, all of its wholly owned subsidiaries and the variable interest entities (“VIEs”), for which the Company or any of its subsidiaries is a primary beneficiary. All intercompany transactions, balances and unrealized gains on transactions between entities in the Group are eliminated upon consolidation. Unrealized losses are also eliminated unless the transaction provides evidence of the impairment of the asset transferred.
Under ASC 810, Consolidation, a reporting entity is the primary beneficiary if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
Foreign Currency Translation
These consolidated financial statements are presented in US dollars (“$” or “dollars”) and the functional currency of the Group is the Australian Dollar (“A$”). Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as a part of “Accumulated Other Comprehensive Income (Loss),” a separate component of stockholders’ equity.

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
Acquisitions
The Group accounts for business combinations and asset acquisitions in accordance with ASC 805, Business Combinations. For each transaction of this nature, management applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether the transaction should be accounted for as an asset acquisition or business combination.
When an acquisition does not meet the definition of a business combination because either: (i) substantially all of fair value of the gross assets acquired is concentrated in a single identifiable asset, or group of similar identified assets, or (ii) the acquired entity does not have an input and a substantive process that together significantly contribute to the ability to create outputs, the Group accounts for the acquisition as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather, any excess purchase consideration over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets as of the acquisition date and any direct acquisition-related transaction costs are capitalized as part of the purchase consideration.
For business combinations, the acquisition method is applied, and identifiable assets acquired and liabilities assumed are generally recognized at their acquisition-date fair values. The excess of the purchase price over the fair value of net identifiable assets is recorded as goodwill; if the fair value of net assets exceeds the purchase price, a gain on bargain purchase is recognized in earnings after reassessment. Noncontrolling interests are measured at fair value. Transaction costs are expensed as incurred.
Cash and Cash Equivalents and Restricted Cash
Cash represents cash deposits held at financial institutions. Cash equivalents include short-term highly liquid investments of sufficient credit quality that are readily convertible to known amounts of cash and have original maturities of three months or less.
Restricted cash as of June 30, 2026 represents amounts held in a payment reserve account that serves as a security for servicing of expected future interest and commitment fee payments over the term of the long-term debt up to the end of the loan availability period. Restricted cash as of June 30, 2025 represents amounts related to proceeds received in advance in respect of the common stock pending issuance on that date. The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying consolidated statements of cash flows and their corresponding balance sheet presentation (in thousands):

	June 30,
	2026	2025
Cash and cash equivalents	$219,135	$39,439
Restricted cash	11,960	5,722
Total cash, cash equivalents and restricted cash	$231,095	$45,161
Trade and Other Receivables
As of June 30, 2026 and 2025, the Group’s trade and other receivables were primarily related to unpaid cash calls (“joint interest billing”) and goods and services tax receivable from the Australian Taxation Office (“ATO”). As of June 30, 2026 and 2025, the Group had $1.5 million and $8.2 million receivable, respectively, from joint interest billing.
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

An item of property, plant and equipment is derecognized upon disposal or when there is no future economic benefit to the Group. Gains and losses between the carrying amount and the disposal proceeds are recognized in the profit or loss.

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

Deferred Debt Issuance Costs
The Group presents unamortized deferred debt issuance costs related to the establishment of a Performance Bond Facility Agreement (the “Facility Agreement”) as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheet because the outstanding balance under this Facility Agreement may fluctuate as the Group borrows and repays the relevant amounts. The Group amortizes the deferred debt issuance costs over the remaining term of the Facility on a straight-line basis which is reported within “interest income (expense), net” in the consolidated statements of operations and comprehensive loss.
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
Defined Contribution Plans
Contributions to defined contribution superannuation plans for Australian employees and 401(K) plan for U.S. employees are expensed in the period in which they are incurred. The Group contributed $0.8 million and $0.7 million towards the superannuation plan during the years ended June 30, 2026 and 2025, respectively.
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
The fair value of stock-based compensation awards that vest based on market conditions is measured using a Monte Carlo simulation model on the date of the grant. The fair value of stock options that vest based on service conditions is measured using appropriate option pricing models (depending on the features of options) on the date of the grant. These option pricing models require the input of highly subjective assumptions, including, the term of the awards, the impact of dilution, the CDI/common stock price at grant date and expected price volatility of the underlying share, the expected dividend yield and the risk free interest rate for the term of the option, together with non-vesting conditions that do not determine whether the Group receives the services that entitle the employees or non-employees to receive payment.
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
Noncontrolling Interests
Noncontrolling interests represent the portions of certain consolidated subsidiaries that are owned by third-parties. The Group records noncontrolling interests in accordance with ASC 480, Distinguishing Liabilities from Equity. Noncontrolling interests are reported as a component of shareholders' equity, unless they are considered redeemable. Noncontrolling interest are adjusted by the noncontrolling interest holder’s proportionate share of the relevant subsidiaries’ earnings or losses each period and any distributions that are paid.
Noncontrolling interests are considered mandatorily redeemable when they are subject to an unconditional obligation to be redeemed by both parties on a specified date or on the occurrence of a specified event that is certain to occur and is to be redeemed via the transfer of assets. Mandatorily redeemable noncontrolling interests are presented as liability-based financial instruments and are remeasured on a recurring basis to the expected redemption value as part of interest expense, net in our consolidated statement of operations. The carrying amount of these noncontrolling interests are not reduced below the initial measurement amount.
The redeemable noncontrolling interests which are subject to a redemption provision that is outside of our control are recognized as Redeemable noncontrolling interest between total liabilities and stockholders’ equity on the Group’s consolidated balance sheet. These redeemable noncontrolling interests are initially recorded at fair value and subsequently adjusted with the noncontrolling interest holder’s proportionate share of the relevant subsidiaries’ earnings or losses each period and any distributions that are paid.
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

Fair value on a Recurring Basis
There were no material financial assets and liabilities accounted for at fair value on a recurring basis as of June 30, 2026 and 2025.
Fair value on a Non-Recurring Basis
The Group applies the provisions of the fair value measurement standard on a non-recurring basis to its non-financial assets and liabilities, including oil and gas properties and asset retirement obligations. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments if events or changes in certain circumstances indicate that adjustments may be necessary. Refer to Note 9 for fair value measurement of asset retirement obligations. Refer to Note 3 for fair value measurement of noncontrolling interests in Falcon Australia.
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
As of June 30, 2026 and 2025, the Group did not have any amounts recorded pertaining to uncertain tax positions. The Group did not have any interest or penalties related to income taxes for the years ended on June 30, 2026 and 2025.
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
Diluted loss per share is same as basic loss per share due to the lack of dilutive items in the Group for the fiscal years ended June 30, 2026 and 2025.
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

Recent Accounting Pronouncements
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance for the recognition, measurement, presentation, and disclosure of certain environmental credits and environmental credit obligations. This standard is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of a fiscal year. Management is currently evaluating the impact this standard will have on the Group’s consolidated financial statements.
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 clarifies or otherwise modifies GAAP in a number of areas. The standard is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and adoption can be applied on prospectively or retrospectively, as well as on an issue-by-issue basis. The Group does not expect any material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies interim disclosure requirements, including providing a comprehensive list of interim disclosure requirements under GAAP and a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The standard is effective for interim periods within annual reporting periods beginning after December 15, 2027. The Group is currently evaluating ASU 2025-11 and the impact it may have on the Group's consolidated financial statements.
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
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the annual income tax disclosures for the effective tax rate reconciliation, income taxes paid, and continuing operations. ASU 2023-09 also eliminates certain disclosure requirements related to unrecognized tax benefits. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and apply to all entities subject to income taxes. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Group adopted ASU 2023-09 on July 1, 2025 on a retrospective basis.

Note 3 –Falcon Acquisition
On September 30, 2025, Tamboran and its wholly owned subsidiaries, Tamboran (Beetaloo) Pty Ltd (“Australia Sub”), and Tamboran Resources Investments Holding Corporation (“U.S. Sub”), entered into an agreement, as amended on March 31, 2026, (the “Arrangement Agreement”) to acquire (the “Arrangement” or the “Falcon Acquisition”) all of the subsidiaries of Falcon Canada.
Pursuant to the Arrangement Agreement, on May 28, 2026, (a) Australia Sub acquired from Falcon Canada approximately 98.1% of the issued and outstanding equity interests (the “Falcon Australia Interests”) of Falcon Australia, and (b) U.S. Sub acquired from Falcon Canada all of the issued and outstanding equity interests (together with the Falcon Interests, the “Subject Interests”) of (i) Falcon Hungary, (ii) Falcon Ireland (iii) Falcon Holdings and (iv) Falcon South Africa, for consideration of $6.2 million in cash (the “Cash Consideration”) and 6,537,503 shares (the “Stock Consideration”) of Tamboran common stock. A note receivable due from Falcon Australia was assigned by Falcon Canada to Tamboran Resources Pty Ltd for a consideration of $17.4 million.
Tamboran also entered into consulting agreements with certain directors, officers and consultants of Falcon Canada, pursuant to which Tamboran issued to those directors and officers options to purchase an aggregate of 369,084 shares of Tamboran common stock at an exercise price of $21.94 per share. Refer to Note 11 for additional discussion.
Pursuant to the Corporations Act, Australia Sub became obligated to compulsorily acquire the remaining 1.9% of the issued and outstanding equity interests of Falcon Australia (the “FOGA minority stock”) held by the shareholders other than Australia Sub (the “FOGA minority holders”) following completion of the Transaction. Australia Sub will proceed with the compulsory acquisition of all FOGA minority stock for cash consideration at a price per share no less than the price paid to Falcon Canada for the Falcon Australia Interests, unless a FOGA minority holder is eligible to be classified as a sophisticated investor. FOGA minority holders determined to be sophisticated investors, will have an option to redeem their FOGA minority stock in cash or in fixed number of shares of Tamboran common stock based on TBN’s closing share price of $33.61 per share, on May 29, 2026. The fair value of FOGA minority stock held by sophisticated investors was classified as “Redeemable noncontrolling interest” in the Group’s consolidated balance sheet as of June 30, 2026. The remaining portion of the fair value of FOGA minority stock which is expected to be settled in cash was classified as “Other current liabilities” in the Group’s consolidated balance sheet as of June 30, 2026.
Management determined that substantially all of the fair value of the gross assets acquired were concentrated in the unproved natural gas properties and have therefore accounted for the Transaction as an asset acquisition and allocated the purchase price based on the relative fair value of the assets acquired and liabilities assumed.

The following table summarizes the consideration transferred, the net assets acquired and liabilities assumed pursuant to the Transaction (in thousands):

Falcon Acquisition
Cash consideration	$6,228
Fair value of equity consideration (1)	226,819
Total purchase price	233,047
Administrative funding to Falcon Ireland	728
Transaction costs capitalized	15,606
Consideration transferred	249,381

Assets acquired:
Cash and cash equivalents	39
Trade and other receivables	2,571
Prepaid expenses and other current assets	224
Unproved properties (2)	287,049
Prepaid expenses and other non-current assets	484
Total assets acquired	290,367

Liabilities assumed:
Accounts payable and accrued expenses	(8,035)
Intercompany payable	(17,435)
Other current liabilities (3)	(3,008)
Asset retirement obligations	(10,578)
Total liabilities assumed	(39,056)
Net assets acquired	251,311

Redeemable noncontrolling interest (4)	$(1,930)
(1) The equity consideration includes fair value of Tamboran's common stock of $224.5 million (Refer Note 10) and grant date fair value $2.3 million related to Tranche 1 of the stock options granted to certain directors, officers and consultants of Falcon Canada (Refer Note 11). The fair value of common stock was determined based on the issuance of 6,537,503 shares at the closing price of $34.34 per share on NYSE at May 28, 2026.

(2) For the purpose of purchase price allocation, fair value of unproved properties is based on the acreage multiple and resource multiple approaches which utilized enterprise value of the comparable listed companies operating in Australia and comparable transactions involving targets operating in Australia.

(3) The FOGA minority stock mandatorily redeemable in cash is recorded at fair value in “Other current liabilities” valued using both observable (Level 2) and unobservable (Level 3) inputs based on the redemption value and the enterprise value of Falcon Australia.
(4) The fair value of FOGA minority stock with an option to redeem in cash or in fixed number of shares of Tamboran common stock is recorded as “Redeemable noncontrolling interest” valued using both observable (Level 2) and unobservable (Level 3) inputs based on the enterprise value of Falcon Australia.
Note 4 – Variable Interest Entities
TB1
Tamboran (B1) Pty Ltd (“TB1”) is a 50/50 joint venture between the Company, through its wholly owned subsidiary Tamboran (West) Pty Limited (“TR West”), and Daly Waters Energy, LP (“DWE”) governed by the terms of a joint venture and shareholders agreement originally dated September 18, 2022, as amended and restated on June 3, 2024 and further amended and restated on May 12, 2025 (as so amended and restated, the “TB1 JVSA”). On March 20, 2026, the parties entered into a Deed of Addendum to the TB1 JVSA (the “JVSA Addendum”), which further amended the TB1 JVSA. In determining the primary beneficiary of TB1, the Company considered those activities which most significantly impact the economic performance of TB1, including, for example, which entity serves as the manager, determination of the strategy and direction of TB1, and the power to create a budget.
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
Checkerboard Strategy means an approach to dealing with EPs 76, 98 and 117 whereby Tamboran and Daly Waters pursue a split of 50% of TB1 Operator’s interest in the Permits such that the title and ownership of the Permits will be split evenly, between Tamboran and Daly Waters, in terms of equity interest and operated blocks in respect of the specific area. During the period the following material developments occurred with respect to TB1 and the Checkerboard Strategy:
•The JVSA Addendum, among other things, reshaped and expanded the Dev A++ Area by approximately 100,000 acres and rebranded it as the “Phase 2 Development Area” or “P2DA” or “Orion”. The JVSA Addendum also provides for the realignment of beneficial interests in certain Checkerboard Blocks upon satisfaction of specified conditions, including completion of the Group’s acquisition of Falcon Entities, which has been substantially completed as of June 30, 2026 with the compulsory acquisition of all FOGA minority stockholders to be completed subsequent to June 30, 2026 (Note 3). As of June 30, 2026, the realignment remains subject to regulatory approvals and other conditions precedent.
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
•On March 23, 2026, TB2 entered into the Checkerboard Sale and Purchase Deed (Stage 1) to effectuate the transfer of interests in the North and South First Strategic Development Areas (“FSDAs”) plus P2DA and Beetaloo Central Development Area (“BCDA”) to the relevant parties in accordance with the Checkerboard Strategy. As of June 30, 2026, the Checkerboard Strategy remains subject to regulatory approvals and other conditions precedent.
•On March 25, 2026, TB2 entered into the Checkerboard Sale and Purchase Deed (Stage 2) to effectuate the transfer of interests in the remaining BJV areas (outside of the FSDAs, P2DA and BCDA) to the relevant parties in accordance with the Checkerboard Strategy. As of June 30, 2026, the Checkerboard Strategy remains subject to regulatory approvals and other conditions precedent.
•On March 30, 2026, Tamboran (Beetaloo) Pty Limited entered into a Farm-In Agreement with DWE to farm down approximately 10,000 acres of its working interest across the FSDAs and BCDA. The Farm-In Agreement provides for a staged earn-in of up to approximately $28,500,000, subject to structured off-ramp provisions. Completion is subject to certain conditions precedent.
The Northern Territory Department of Mining and Energy notified the Group on May 29, 2026 of its intention to grant the retention licenses and subsequently extended the acceptance period from August 27, 2026 to November 25, 2026. Pursuant to the JVSA Addendum, the Group and DWE intend to transfer the retention license applications to the proposed license holders prior to the grant of the retention licenses. Prior to the transfer of the retention license applications occurring, DWE would have the right, under the TB1 JVSA, to assume the role of Manager of TB1 in the event that certain future conditions are met. In such event, the Group would no longer have the power to direct the activities that most significantly impact TB1’s economic performance and would no longer be considered the primary beneficiary. Accordingly, the Group would be required to deconsolidate TB1 and recognize its remaining interest as an equity method investment. The Group has assessed that it is remote that any of these future conditions will occur prior to transfer of the retention license applications.
The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s consolidated balance sheet for the year ended June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$10,885	$3,729
Trade and other receivables:

Joint interest billing	890	8,191
Intercompany receivable	—	1,934
ATO receivable	2,956	722
Other receivables	38	113
Prepaid expenses and other current assets	5,056	—
Total current assets	19,825	14,690
Natural gas properties, successful efforts method:
Unproved properties	464,060	285,631
Assets under construction - natural gas equipment		—
Operating lease right-of-use-assets	1,283	—
Finance lease right-of-use assets	14,345	16,544
Prepaid expenses and other non-current assets	4,604	2,026
Total non-current assets	484,292	304,201
TOTAL ASSETS	$504,117	$318,891
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$44,788	$12,507
Current portion of operating lease obligations	1,451	—
Current portion of finance lease obligations	14,410	15,307
Total current liabilities	60,649	27,814
Finance lease obligations	8,354	9,523
Asset retirement obligations	6,181	5,127
Loan from Group	247,762	163,016
Total non-current liabilities	262,297	177,666
TOTAL LIABILITIES	$322,946	$205,480

Tamboran SPCF Pty Ltd
In October 2024, the Company, through its wholly owned subsidiary Tamboran SPCF Pty Ltd (“TR SPCF”), entered into a Unit Holders and Shareholders Deed with Daly Waters Infrastructure, LP (“DWI”) for the establishment of a trust (“SPCF Sub Trust”) to be owned 50% / 50% by the Group and DWI to own the SPCF. In determining the primary beneficiary of the SPCF Sub Trust, the Company considered those activities that most significantly impact the economic performance of the SPCF, including, for example, which entity serves as the manager, determination of the strategy and direction of the SPCF, and the power to create a budget.
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

The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the Group’s consolidated balance sheet as of June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$3,872	$1,935
Restricted cash	11,960	—
Trade and other receivables:
ATO receivable	396	123
Other receivables	45	—
Loan to Group	—	1,124
Total current assets	16,273	3,182
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	72,287	24,441
Prepaid expenses and other non-current assets	2,608	—
Total non-current assets	74,895	24,441
TOTAL ASSETS	$91,168	$27,623
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$7,380	$4,364
Advance against joint interest billings	—	450
Intercompany payable	3,102	1,338
Total current liabilities	10,482	6,152
Asset retirement obligations	204	95
Long-term debt, net	59,043	—
Other non-current liabilities	746	—
Total non-current liabilities	59,993	95
TOTAL LIABILITIES	$70,475	$6,247

Note 5 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held the following unproved natural gas properties as of June 30, 2026 and 2025 amounting to $807.0 million and $342.3 million, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the years ended June 30, 2026 and 2025, respectively. These assets will be reclassified to proven gas properties when they are determined to be productive or are assigned proved reserves. Upon this reclassification, the asset will be depleted upon commencement of production.
During the years ended June 30, 2026 and 2025, the Group recognized no impairment related to unproved natural gas properties.

	Natural gas properties
(in thousands)	EP 161	EP 136	EP 76, 98 & 117	Mako Trough	Total
Balance as of July 1, 2024	$23,744	$51,035	$155,340	$—	$230,119
Capital expenditure	1,181	315	101,441	—	102,937
Restoration assets	—	—	524	—	524
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	12,633	—	12,633
Government grant	—	(6,169)	—	—	(6,169)
Effect of changes in foreign exchange rates	166	302	1,802	—	2,270
Balance as of June 30, 2025	25,091	45,483	271,740	—	342,314
Additions through asset acquisitions	—	—	285,435	1,614	287,049
Capital expenditure	3,557	181	145,553	—	149,291
Restoration assets	—	—	136	—	136
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	11,953	—	11,953
Disposal	—	(444)	—	—	(444)
Government grant	(66)	(54)	—	—	(120)
Effect of changes in foreign exchange rates	1,120	2,258	13,479	—	16,857
Balance as of June 30, 2026	$29,702	$47,424	$728,296	$1,614	$807,036

Assets Under Construction
In April 2024, the Group began to execute agreements for the SPCF in the Beetaloo Basin which would deliver a plant that would convert future raw gas to sales gas quality, subject to the terms of definitive development agreements. As of June 30, 2026, construction of the facility is 90% complete with total project completion of 93%. The Group held total assets under construction related to the SPCF as of June 30, 2026 and June 30, 2025 of $72.3 million and $24.4 million, respectively. These costs of construction include $6.2 million of capitalized borrowing costs for the year ended June 30, 2026. Refer to Note 8 for additional discussion.
The SPCF, with capacity of approximately 50 TJ/d and contracted volumes of 40 TJ/d (approximately 41 MMcf/d) SPCF is expected to be connected to the Amadeus Gas Pipeline (“AGP”) via the construction of the 37-kilometer (23-mile) Sturt Plateau Pipeline (“SPP”) subject to achieving project milestones. In September 2026, Tamboran commenced the commissioning of SPCF with initial gas sales from the Group's Shenandoah South 2 pad.

Property, Plant and Equipment

The following table summarizes the carrying amounts of held property, plant and equipment, including leasehold improvements, as of June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Leasehold improvements - at cost	$560	$535
Sand mining permits	736	293
Total property, plant and equipment	1,296	828

Less: Accumulated depreciation	(552)	(520)
Total plant and equipment - net	$744	$308
Depreciation expense for property plant and equipment for the years ended June 30, 2026, and 2025 was less than $0.1 million and $0.1 million, respectively.
Note 6 – Leases
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
Finance Leases
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the initial non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to 270 days (the “Gap Period”). For each day of the original Gap Period consumed, and subsequent suspension periods negotiated, additional days are added to the fixed minimum term. As of June 30, 2026, the end date of the drilling contract for the current rig is March 2028 (inclusive of additional days). The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 15.9% per annum, which was recognized in finance lease liabilities in the consolidated balance sheet.

The following table presents the classification and location of the Group’s leases on the consolidated balance sheets (in thousands):

	June 30,
	2026	2025
Right-of-use assets:
Operating lease right-of-use assets	$2,705	$1,549
Finance lease right-of-use asset	14,345	16,544
	17,050	18,093
Lease liabilities:
Current portion of operating lease obligations	1,897	391
Non-current portion of operating lease obligations	1,018	1,175
Current portion of finance lease obligation	14,410	15,307

Non-current portion of finance lease obligation	8,354	9,523
	$25,679	$26,396
The following table presents the components of the lease costs as of June 30, 2026 and 2025 (in thousands)::

	For the years ended June 30,
	2026	2025
Operating leases:
Operating lease cost charged to profit and loss	$3,309	$522
Finance lease:
Interest on lease liability	3,198	3,020
Depreciation on right-of-use asset	8,755	9,613
Total finance lease cost	11,953	12,633
Less: Lease cost capitalized to unproved properties	(11,953)	(12,633)
Finance lease cost charged to profit and loss	$—	$—
The following table presents the cash flow information related to lease payments for the years ended June 30, 2026 and 2025 (in thousands):

	For the years ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,024	$522
Financing cash flows for finance leases	8,225	7,766
	$13,249	$8,288
The following table presents supplemental information for the Group’s non-cancellable leases for the years ended June 30, 2026 and 2025:

	For the years ended June 30,
	2026	2025
Operating leases:
Weighted-average remaining lease term	2.2	3.8
Weighted-average incremental borrowing rate	12.41%	10.49%
Finance lease:
Weighted-average remaining lease term	1.8	1.8
Weighted-average incremental borrowing rate	15.88%	12.76%
As of June 30, 2026, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows (in thousands):

As of June 30, 2026	Operating leases	Finance leases
Fiscal year ending June 30, 2026	$—	$981
Fiscal year ending June 30, 2027	2,164	14,418
Fiscal year ending June 30, 2028	415	10,270
Fiscal year ending June 30, 2029	342	—
Thereafter	595	—
Total lease payments	3,516	25,669
Less: Imputed interest	(601)	(2,904)
Present value of lease liabilities[1]	$2,915	$22,765
1 Includes both current and long-term portion of the lease liabilities.

Note 7 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consists of the following (in thousands):

	June 30,
	2026	2025
Accounts payable	$25,371	$5,708
Accrued payroll	1,533	5
Compensated absences	651	872
Defined contribution superannuation payable	—	1
Interest and commitment fee payable on Syndicated Facility	1,185	—
Accrued capital expenditure	26,365	12,315
Accrued stamp duty	14,142	—
Payable to related parties	1,774	—
Accrued expenses	2,721	1,556
Total accounts payable and accrued expenses	$73,742	$20,457
The execution of Checkerboard Sale and Purchase Deeds in March 2026 (see Note 4), crystallized an obligation for the Group to pay stamp duty based on the assessed value of the Checkers. As of June 30, 2026, the Group has estimated this stamp duty payable to be $3.9 million. The Group is required to lodge the stamp duty assessment with the NT Government within 60 days from the date of execution of the Checkerboard Sale and Purchase Deeds. This submission occurred on June 2, 2026 and is expected to be settled after June 30, 2026.
The completion of Falcon Acquisition (see Note 3) resulted in an obligation for the Group to pay stamp duty based on the assessed fair value of the Subject Interests. As of June 30, 2026, the Group has estimated this stamp duty payable to be $10.2 million. The Group had not lodged the stamp duty assessment with the NT Government as of June 30, 2026.
Note 8 – Long-term debt
The Group’s long-term debt consisted of the following (in thousands):

	June 30,
	2026	2025
Principal balance of Syndicated Facility:
Tranche 1A	25,289	—
Tranche 1B	5,027	—
Tranche 2	30,316	—
Total principal balance	60,632	—
Less: Unamortized debt issuance costs (1)	(1,589)	—
Long-term debt, net	$59,043	$—
(1) Unamortized debt issuance costs related to undrawn portions of the Syndicated Facility are included in “Prepaid expenses and other non-current assets” in the consolidated balance sheet. As of June 30, 2026 the Group had $1.9 million in unamortized debt issuance costs related to the Syndicated Facility Agreement.
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
For the year ended June 30, 2026 drawdowns of $25.3 million, $5.0 million, $30.3 million were made from the Syndicated Facility for Tranches 1A, 1B, and 2, respectively.
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
The Syndicated Facility Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, non-compliance, change of Obligor ownership, events which have a material adverse effect and the occurrence of certain bankruptcy or insolvency events. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Syndicated Facility Agreement. As of June 30, 2026 the total gross amount of borrowings under our Syndicated Facility Agreement was $60.6 million. Interest expense on the Syndicated Facility Agreement of $6.2 million was capitalized as a part of “Assets under construction - natural gas equipment” on the Group’s consolidated balance sheet for the year ended June 30, 2026.
Note 9 – Asset Retirement Obligations
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

The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for the year ended June 30, 2026.
The reconciliation of changes in asset retirement obligations is as follows (in thousands):

	For the years ended June 30,
	2026	2025
Beginning asset retirement obligations	$9,649	$8,141
Associated with acquisitions	10,578	—
Liabilities incurred	229	524
Accretion expense	1,243	1,042
Effect of changes in foreign exchange rates	439	(58)
Long-term asset retirement obligations	$22,138	$9,649
Note 10 – Stockholders’ Equity

Movement in Common Stock

(in thousands, except share numbers and per share amounts)	Tamboran Common Stock	Details	Amount
Balance at July 1, 2025	16,717,289		$450,437
Issuance of common stock:
- as termination payment	50,000	$988
- as prepayment of Facility Fee	112,740	2,188
- against vested equity awards	127,500	3,202
- under share purchase plan	537,794	11,255
- pursuant to Subscription Agreement	940,729	10,966
- as consideration for Falcon Acquisition	6,537,503	224,498
Other stock issuances	9,849,108	285,954
Total		539,051
Less: Transaction costs		$(17,912)	521,139
Balance at June 30, 2026	34,872,663		$971,576
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
No dividends have been declared or paid by the Company through June 30, 2026 and 2025.
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
July 2025 Issuance of Common Stock as Prepayment of Facility Fee
On July 23, 2025, the Company issued 112,740 shares of Common Stock at a price of $19.41 per share to Macquarie Bank Limited as prepayment of facility fees that will become due under the Performance Bond Facility Agreement between Tamboran (West) Pty Limited, as borrower, Tamboran Resources Pty Ltd., as guarantor, and Macquarie Bank Limited, as lender, dated December 19, 2024.
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
January 2026 Issuance of Common Stock under Subscription Agreements
In October 2025, the Company entered into a subscription agreement (the “PIPE”) with certain investors, including Mr. Bryan Sheffield, Mr. Scott Sheffield and other directors and certain of our employees and officers (the “PIPE Investors”). The PIPE entered into between the Company and the PIPE investors closed on January 16, 2026 upon issuance of 1,524,377 shares of common stock for $21.00 per share by the Company.
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
April 2026 Issuance of Common Stock under Public Offering
In April 2026, the Company completed (i) an underwritten public offering of 3,400,093 shares of common stock at a price to the public of $35.00 per share, inclusive of the underwriters’ exercise of their overallotment option, for total gross proceeds of approximately $119.0 million, (ii) a registered direct institutional entitlement offer of 1,013,110 shares of common stock, also at a price of $35.00 per share, for eligible holders of common stock approximately $35.4 million in gross proceeds and (iii) an accelerated non-renounceable institutional entitlement offer, issuing 148,308,400 CDIs underpinned by 741,542 shares of common stock to eligible securityholders outside the United States for total gross proceeds of approximately A$37.1 million ($26.0 million).
May 2026 Issuance of Common Stock under Retail Entitlement Offering and in Connection with the Falcon Acquisition
On May 1, 2026, the Company settled its retail entitlement offer, issuing 99,375,000 CDIs underpinned by 496,875 shares of common stock to eligible retail securityholders outside the United States, for total gross proceeds of approximately A$24.8 million ($17.4 million).
On May 28, 2026, the Company issued 6,537,503 shares of its common stock at a price of $34.34 per share as a part of consideration for Falcon Acquisition. Refer to Note 3 for further details.
June 2026 Issuance of Common Stock Against Vested Equity Awards
On June 4, 2026, the Company issued 9,584 shares of common stock at a price of $62.93 per share in connection with the exercise of milestone options granted to certain employees of the Group.

On June 25, 2026, the Company issued 6,667 shares of common stock at a price of $21.73 per share upon conversion of RSUs granted to certain eligible employees of the Group.
Note 11 – Stock-based Compensation
Historically, incentives offered to the Board, employees and consultants have included a combination of options, warrants, and employee share scheme (“ESS”) instruments having either fixed exercise prices or variable prices based on multiples of the fair market value of the enterprise at grant date.
Equity Incentive Plan
The Group adopted the 2021 Equity Incentive Plan (“2021 EIP”) in order to assist in the motivation and retention of selected employees and directors. Below is a summary of the terms and conditions of the options issued under the 2021 EIP.

Total number of options issued and outstanding under the Equity Incentive Plan	Vesting condition	Exercise price and expiry date

10,734,584 options	Fully vested	A$0.32 per option which expired on May 20, 2026

7,416,667 options	Fully vested	A$0.2367 which expired on May 20, 2026

35,850,000 milestone options
(1)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$1.00 per share
(2)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$1.50 per share
(3)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$2.00 per share
(4)25% of milestone options vest if the 90-day VWAP is greater than or equal to A$2.50 per share
A$0.40 per milestone option or, if the milestone options vest, the day that is 5 years after the date they vest as determined by the Board. Milestone options expired on May 20, 2026
The Group did not grant any new milestone options to its employees during the year ended June 30, 2026. The Group recognized a reversal of $1.0 million of previously recorded stock-based compensation expense (as a result of forfeitures) during the year ended June 30, 2026 and recognized $0.1 million as stock-based compensation expense related to milestone options for the year ended June 30, 2025.
During the year ended June 30, 2026, 9,584 shares of common stock were issued at a price of $62.93 in connection with the exercise of milestone options by certain consultants. On May 21, 2026, all of the remaining outstanding milestone options granted to the employees of the Group remained unexercised and expired.

Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Equity Award Plan (the “2024 Plan”). As of June 30, 2026, the maximum number of shares of common stock that may be issued under the 2024 Plan was 2,444,605 shares.
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
On August 6, 2024, the Company granted 47,400 RSUs (“Retention Awards”) to its employees in Australia and U.S. The Retention Awards granted to Australian employees entitle them to CDIs representing 39,250 shares of common stock (each CDI represents 1/200th of a share of common stock). Similarly, the Retention Awards granted to U.S. employees entitle them to 8,150 shares of common stock. The vesting conditions state that all Retention Awards will vest in full on December 31, 2025, provided the employee remain in service as of the vesting date. The fair value at grant date of the Retention Awards was $21.73 per common stock and $0.109 per CDI. During the year ended June 30, 2026, 46,150 shares of common stock vested in connection with the Retention Awards.
On August 6, 2024, the Company also granted 795,000 RSUs (“IPO Awards”) to its employees in Australia and U.S. The IPO Awards granted to Australian employees entitle them to CDIs representing 620,000 shares of common stock. Similarly, the IPO Awards granted to U.S. employees entitle them to 175,000 shares of common stock. The IPO Awards will vest in the following three tranches:
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
The following table presents the stock-based compensation costs recognized related to our RSUs for the year ended on June 30, 2026:

	Year ended June 30, 2026
	Stock-Based Compensation Cost Incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted-average remaining contractual term (in years)
IPO Awards (Tranche 1)	$2,185	$1,983	1.01
IPO Awards (Tranche 2)	676	619	1.01
IPO Awards (Tranche 3)	1,250	1,233	1.01
Retention Awards	377	—	1.01
Retention Awards - Granted FY26	168	331	2.01
Less: Forfeitures	(1,456)	—
Total cost incurred	$3,200	$4,166

Total stock compensation costs capitalized	1,968
Total stock compensation costs expensed	1,232
Total cost incurred	$3,200

2025 Director Awards

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

On December 4, 2025, the Company granted 25,271 fully vested Director RSUs under the 2024 plan to Mr. Richard Stoneburner, Chairman of the Board (then Interim Chief Executive Officer “Interim CEO”) for which each awarded RSU represented a right to receive a share of the Company’s common stock. For the year ended June 30, 2026, the Company recognized $0.7 million in stock-based compensation expense related to these awards.

During the year ended June 30, 2026, a total of 39,828 shares of common stock were issued for RSUs granted in May of 2025 and December of 2024. For the year ended June 30, 2026, the Company recognized $0.8 million in stock-based compensation expense related to these 2025 Director awards.

2026 Director Awards
On May 26, 2026, the Company granted to its non-employee directors 22,613 RSUs (representing an unfunded, unsecured right to receive a share of the Company’s common stock) and 5,438 restricted shares of the Company’s common stock under the 2024 Plan pursuant to elections made by the directors to receive some or all of their annual fees in the form of RSUs or restricted shares. These awards have a cliff-vesting period of one year. The fair value on grant date of the awards was $33.89 per award.

Additionally on June 1, 2026, the Company granted 26,775 Director RSUs under the 2024 plan for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company’s common stock. The awards vesting date is the earlier of the one year anniversary of the grant date and the date of the next annual shareholders’ meeting occurring after the grant date, subject to continued service. The Company has used a vesting date approximating next shareholders meeting, which is expected to take place in November 2026. The fair value on the grant date of these RSUs was $33.10 per award.

As of June 30, 2026, 49,388 RSUs and 5,438 restricted shares remained outstanding related to the 2026 Director Awards. The Company recognized $0.6 million in stock-based compensation expense for the 2026 Director Awards for the year ended June 30, 2026.

2026 CEO Restricted Stock Units
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
The final tranche of the RSU award is subject to market‑based vesting conditions tied to the Company’s total shareholder return (“TSR”) over a specified performance period measured relative to the S&P SmallCap 600 Energy Index (the “Benchmark Index”). The number of RSUs eligible to vest ranges from below target to maximum, depending on the Company’s TSR performance relative to the annualized rate of return of the Benchmark Index, as defined in the applicable award agreement. The grant‑date fair value of this market‑based award was determined using a Monte Carlo simulation model, which incorporates assumptions related to expected stock price volatility, risk‑free interest rates, dividend yields, and the correlation between the Company’s stock price and the Benchmark Index. The fair value as of the grant date was $17.78 with the resulting compensation cost recognized over the service period.
On January 15, 2026, the Company also granted 123,574 RSUs to Mr. Todd Abbott in connection with his appointment as the Company’s new CEO (the “Make Whole Award”). Each awarded RSU represents an unfunded, unsecured right to receive a share of the Company’s common stock. The Make Whole Award vests in full on January 15, 2029 subject to continued service with the Company.
For the year ended June 30, 2026, the Company recognized $0.8 million, in stock-based compensation expense related to the Initial and Make Whole Awards.
Falcon Stock Options
On May 28, 2026, Tamboran entered into consulting agreements with certain directors and officers of Falcon Canada, in connection with the Falcon Acquisition. Pursuant to these consultancy arrangement, Tamboran granted stock options to purchase an aggregate of 369,084 shares of Tamboran common stock issued to those directors and officers. All of these stock options have an exercise price of $21.94 per share with a weighted average grant date fair value of $18.87 per share. Of these options, 33% vested immediately (“Tranche 1”) and the remaining options vest in two equal tranches (“Tranche 2” and “Tranche 3”) on the first and second anniversary of the Falcon Acquisition subject to their continued services over the vesting period.
The fair value of each of these option awards is estimated on the grant date using a Binomial Lattice option pricing model. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards is based on the contractual term of the underlying services agreement. The risk free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.
The following table summarizes the assumptions used to calculate the grant date fair value of these stock options on May 28, 2026:

Expected term for performance period (in years)	3.0
Expected volatility	55.42%
Risk-free interest rate	4.0%
Dividend yield	—%
A summary of activity for Falcon stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at June 30, 2025	—	$—	$—
Granted	369,084	$21.94	3.00
Exercised	—	$—	$—
Forfeited or expired	—	$—	$—
Outstanding at June 30, 2026	369,084	$21.94	2.91
Vested and exercisable at June 30, 2026	123,028	$21.94	2.91
For the year ended June 30, 2026, the Group recognized a total stock-based compensation costs of $2.6 million related to Falcon stock options. Of the total costs recognized, $2.3 million related to Tranche 1 which was capitalized as a part of the Falcon Acquisition, while the remaining $0.3 million relating to Tranche 2 and Tranche 3 was recognized in the profit and loss as a part of consultancy, legal and professional fees.
Note 12 – Income Taxes
As of June 30, 2026, the Company owned approximately 98.1% of Falcon Australia. The Company has initiated the compulsory acquisition process for the remaining minority interest and expects to obtain 100% ownership following completion of the statutory process by December 31, 2026. Upon obtaining full ownership, Falcon Australia is expected to join the Australian tax consolidated group, resulting in application of the Australian tax cost-setting rules. Management has considered the expected tax base step-up in determining deferred tax assets and deferred tax liabilities, based on its current expectation that the compulsory acquisition process and subsequent tax consolidation will be completed.
The ultimate deferred tax consequences remain subject to completion of the tax cost-setting process, final determination of available tax attributes and completion of the Australian tax consolidation calculations.
The Group has no income tax benefit due to operating losses incurred for the years ended June 30, 2026 and 2025 and recognition of a valuation allowance. The following table, which reflects the Group's retrospective adoption of ASU 2023-09, presents a reconciliation of the U.S. federal statutory rate to the Group's effective tax rate, including the amount (in thousands):

	For the years ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
U.S federal statutory tax rate	$(6,404)	21.00%	$(8,321)	21.00%
State and local income taxes, net of federal income tax effect	—	—%	—	—%
Permanent difference	1,072	3.52%	1,205	3.04%
Foreign tax effects	(1,777)	(9.00)%	(2,276)	(9.00)%
Australia
Statutory tax rate difference between Australia and United States	(1,786)	(9.00)%	2,276	(5.74)%
Valuation allowance recognized	1,786	(9.00)%	2,276	(5.74)%
Rest of world
Statutory tax rate difference between Australia and rest of world	9	14.50%	N/A	N/A
Valuation allowance recognized	9	14.50%	N/A	N/A
Effects of changes in tax laws or rates enacted in the current period	(7,109)	23.31%	(9,391)	23.69%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The Organization for Economic Co-operation and Development's (“OECD”) framework to implement a global minimum corporate tax rate of 15% (calculated on a country-by-country basis) for companies with global consolidated revenues above certain thresholds (“referred to Pillar 2”) has been agreed upon in principle by over 140 countries. While it is not expected that the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Group operates have adopted Pillar 2 legislation or are in the process of introducing legislation to implement Pillar 2. Although the framework provides model rules for applying the minimum tax, countries may enact Pillar 2 differently than the model rules and on different timelines and may adjust their domestic tax incentives in response to Pillar 2. On January 5, 2026, the OECD introduced new guidance including a “Side-by-Side Safe Harbor” for U.S. and other multinational companies where domestic and international tax systems meet certain requirements to coexist with Pillar 2. Under the new guidance, US-parented companies would be exempt from certain aspects of the global minimum tax regime. The package includes a permanent simplified effective tax rate safe harbor and a substance-based tax incentive safe harbor. Additionally, the package extends the transitional country-by-country reporting safe harbor through to 2027. The updated model rules will need to be incorporated into local tax legislation to become effective. The Group will continue to evaluate the impacts of Pillar 2 in our non-U.S. tax jurisdictions. The Pillar 2 rules did not have a material impact on the Group's consolidated financial statements for the years ended June 30, 2026 and 2025.
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

Significant components of deferred tax assets (liabilities) are as follows (in thousands):

	June 30,
	2026	2025
Deferred tax assets:
Asset retirement obligations	$360	$315
Transaction costs arising on common stock issued	599	1,018
Tax losses carried forward	198,600	115,669
Leases	2,589	2,491
Employee benefits	215	279
Accrued expenses and liabilities	780	317
Other	873	243
Total deferred tax assets	204,016	120,332

Deferred tax liabilities:
Exploration assets	(157,039)	(80,596)
Other	(50)	(101)
Total deferred tax liabilities	(157,089)	(80,697)
Total net deferred tax assets	46,927	39,634
Less: Valuation allowance	(46,927)	(39,634)
Net deferred tax assets	$—	$—
The Group has provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Group will not earn income sufficient to realize the deferred tax assets during the period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the statement of operations.
As of June 30, 2026, the Group had accumulated tax losses relating to a foreign tax jurisdiction in Australia of $194.5 million and US net operating loss carry-forwards of $4.1 million. The losses are reflected at the relevant countries statutory corporate rate of 30% (Australia) and 21% (USA). The foreign tax losses carried forward, which have a valuation allowance against them, can be carried forward indefinitely subject to satisfying certain Australian legislative requirements. The Company’s net operating loss carry-forwards in the USA can be carried forward indefinitely.
Falcon Hungarian and Irish operations had carried forward losses which are unrecognized as of June 30, 2026. Recognition of the tax losses for these tax groups will occur when certainty of future operations can be ascertained.
Note 13 – Earnings (Loss) per Share
Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share assumes the conversion of any convertible securities using the treasury stock method.

The computations for basic and diluted loss per share are as follows (in thousands, except shares and per share amounts):

	For the years ended June 30,
	2026	2025
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(26,073)	$(36,902)
Denominator:
Weighted-average number of common stock outstanding, basic and diluted	22,463,972	14,661,192
Net loss per share, basic and diluted	$(1.161)	$(2.517)
The Company’s potentially dilutive shares, which include outstanding common stock options, have not been included in the computation of diluted net loss per share for the years ended June 30, 2026 and 2025 as the result would be anti-dilutive.

Note 14 –Segment and Geographic Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in deciding resource allocation and assessing performance.
The Chief Executive Officer (“CEO”) is the Group's CODM who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss from our consolidated statements of operations for the purposes of making operating decisions, allocating resources and evaluating financial performance. This metric is used to set budgets, evaluate performance, review actual results, and determine whether to pursue acquisitions, or make other capital management decisions. Segment expenses are reflected in our consolidated statements of operations and cash flows, while segment assets are measured through the consolidated assets on the consolidated balance sheets. Accordingly, the Group manages its business activities on a consolidated basis and operates as one operating and reportable segment.

The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	June 30,
	2026	2025
Australia	$878,454	$367,063
Rest of the world	1,613	—
	$880,067	$367,063

Note 15 – Commitments and Contingencies
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
Capital commitments

The estimable future capital commitments related to Group's oil and natural gas activities are as follows (in thousands):

	June 30,
	2026	2025
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea Petroleum Pty Ltd	$24,028	$23,115
EP 161	6,024	2,302
Beetaloo Joint Venture	73,322	75,630
Midstream	22,957	9,056
Sweetpea Petroleum Pty Ltd
Sweetpea Petroleum’s minimum committed spend is $24.0 million, which is related to two licenses, EP 136 with total commitments of $14.5 million and EP 143 with total commitments of $9.6 million.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November 2025, requesting an extension of the permit for a period of 18 months to January 2031. The request for this extension was not granted but the DME did grant changes to the program which varied the work program conditions for years 2 through

5, suspended the work program conditions of year 2 for a period of twelve (12) months from July 23, 2026 to July 23, 2027 and extended the term of the EP for a period of twelve (12) months from July 23, 2029 to July 23, 2030. These changes were effective as of July 23, 2026. Refer to Note 17 for further details. The Group maintains a minimum work program commitment of $14.5 million.
An application for EP 143 was submitted and approved by the DME in June 2026 requesting a variation of the minimum work program for years 2 and 3. The total minimum work program commitments remained the same at $9.6 million.

EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program which includes the drilling and stimulation of two horizontal wells, along with related geological and geophysical studies to March 2027. Our commitment through March 2027 is expected to be $6.0 million based on approved minimum work requirements. There are no commitment requirements after March 2027.
Beetaloo Joint Venture
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. Refer to Note 17 for further details. These commitments include an expected spend of $73.3 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $14.1 million, EP 98 of $43.7 million and EP 117 of $15.5 million.
Midstream
As of June 30, 2026, the Group had contractual commitments of approximately $23.0 million relating to the remaining construction and commissioning of the SPCF project. As indicated in Note 5 above, as of June 30, 2026, construction of the facility was approximately 90% complete and overall project completion was approximately 93%. Given the advanced stage of the project, substantially all of the remaining forecast expenditure required to complete the facility has been contracted and is reflected in the contractual commitment above. All of the committed amount is expected to be settled within six months of the balance sheet date.
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

On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly-owned subsidiary of the Company, as obligors, and Macquarie Bank Limited (“Macquarie”), as lender. The Facility Agreement provides TR West with A$25.0 million in availability (“Facility A”) for letters of credit and bank guarantees (“performance bonds”), and includes two additional performance bond facilities, each in the amount of A$5.0 million (“Facility B” and “Facility C,” respectively, and collectively, the “Facilities”). Availability under the Facility B and Facility C is subject, among other conditions, to the Company raising additional capital in the amounts of at least A$62.5 million and A$75.0 million, respectively, which occurred in July 2025. Accordingly, the full A$35.0 million is currently available. All Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain Minimum Liquidity of A$20.0 million and have a current ratio of at least 1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of June 30, 2026.
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
As of June 30, 2026, there was A$34.3 million of letters of credit issued under the Facility Agreement. As of June 30, 2026, there was A$1.4 million of unused credit under Facility A, less than A$0.1 million of unused credit under Facility B and Facility C, and A$4.3 million of unused credit under Facility D.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of June 30, 2026, total unamortized debt issuance costs were A$0.5 million. During the year ended June 30, 2026 and 2025, the Group recorded A$0.3 million and A$0.2 million, respectively, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost. As of June 30, 2026, Tamboran had drawn down A$27.4 million in bank guarantees related to the SPP. Pursuant to the Gas Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be released by APA once certain performance conditions are met and first gas has been delivered to the NT Government under the Gas Sales Agreement (“GSA”). APA may call on the bank guarantees if certain defaults under the DA or GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the Facility Agreement with Macquarie.
Note 16 – Related Party Transactions
The Group had related party transactions with two shareholders identified as related parties, H&P and Mr. Bryan Sheffield (“Mr. Bryan Sheffield”). The transactions for the years ended June 30, 2026 and 2025 are as follows.
H&P
During the year ended June 30, 2023, the Group entered into a strategic alliance with H&P and secured a $15.0 million equity investment from H&P (and as a consequence, John Bell Sr., a member of the H&P Executive Leadership Team (the “H&P appointee”) was appointed as a director of the Group). The strategic alliance resulted in H&P supporting the Group’s development plans in the Beetaloo Basin through their equity investment in the Company while at the same time executing on H&P’s strategy to gain more international exposure through the use of drilling rigs in Australia.
On July 1, 2023, the Group entered into a lease with H&P for the use of the FlexRig® for a period of 25 months period (Refer Note 6). During the year ended June 30, 2026, Mr. Bell resigned from his position as a director of the Group. Consequently, H&P is no longer a related party of the Group.
Mr. Bryan Sheffield
During the year ended June 30, 2026, the Group transacted with DWE and DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Bryan Sheffield serves as managing partner. Mr. Bryan Sheffield has been a shareholder in the Company since November 2021.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a 50/50 joint venture referred to as SPCF Sub Trust (Refer Note 4).
During the years ended June 30, 2026 and 2025, DWE's share of expenditure for the Beetaloo Joint Venture for which contributions were due was $71.3 million and $55.1 million, respectively. As of June 30, 2026 and 2025, the Group had a joint interest billing receivable owing from DWE in the amount of $1.5 million and $7.1 million, respectively.
Subsequent to the announcement of the Falcon Acquisition, DWE and the Group entered into an arrangement to cover and pay (in agreed upon proportions for different areas of interest) for the cash calls due from Falcon Australia to TB2. As of June 30, 2026, the Group has a payable, in accounts payable and accrued expenses, owing to DWE of $1.8 million, which represents the portion of Falcon Australia cash calls DWE has paid to date.
During the year ended June 30, 2026 and 2025, DWI’s share of expenditure for SPCF was nominal and $3.6 million, respectively. During the year ended June 30, 2026, SPCF Sub Trust reimbursed DWI for the contributions made for the SPCF. All SPCF expenditures, incurred during the year ended June 30, 2026, with the exception of expenditures for the SPCF expansion, were funded through long-term debt under the Syndicated Facility. As of June 30, 2026, there were no joint interest billings owing to DWI or receivable from DWI as the expenditure is expected to be funded by Syndicated Facility through the end of construction (Refer Note 8). As of June 30, 2025, the Group had advances against joint interest billings owing to DWI in the amount of $0.5 million.
During the year ended June 30, 2025, the Company issued 312,500 shares of common stock to DWE in satisfaction of the Group's obligation towards the Checkerboard fee.
During the year ended June 30, 2025, the SPCF assets were transferred from TB1 to the SPCF Sub Trust (Refer Note 4). Subsequent to the transfer, cash calls were issued to DWI.
Note 17 – Subsequent Events
EP 117, 98 and 76 Permit Applications
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. On July 3, 2026 the DME approved variations to the minimum work program commitments of EP 98 for years 3, 4 and 5 and EP 117 for years 3 and 4. The DME did not approve variations to years 4 and 5 for EP 76.
Beetaloo JOA Letter Agreement
On July 8, 2026, the Company and DWE entered into a letter agreement establishing interim funding and voting arrangements under the Beetaloo JOA, pending the grant of the retention licences and the interest realignment contemplated by the JVSA Addendum and the Checkerboard Strategy. During this interim period, the Group and DWE will each fund, and be deemed entitled to vote, an agreed percentage of the obligations and rights attributable to each area, without amending their respective equity interests in TB1 or the voting thresholds under the TB1 JVSA, and the arrangements terminate upon the grant of the last of the retention licenses (subject to earlier termination rights held by DWE over the BCDA and South FSDA areas).

Acquisition of Redeemable Noncontrolling Interest
On July 23, 2026, the Company completed the acquisition of FOGA minority stock held by sophisticated investors in exchange of 60,259 shares of Tamboran common stock.
EP 136 Permit Application
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November 2025, requesting an extension of the permit for a period of 18 months to January 2031. On July 28, 2026 the request for this extension was not granted but the DME did grant changes to the program which varied the work program conditions for years 2 through 5, suspended the work program conditions of year 2 for a period of twelve (12) months from July 23, 2026 to July 23, 2027 and extended the term of the EP for a period of twelve (12) months from July 23, 2029 to July 23, 2030. These changes were effective as of July 23, 2026.
Stamp Duty Payments
On July 23, 2026, the Company lodged the stamp duty assessment for the Falcon Acquisition with the NT Government and subsequently paid the stamp duty on July 28, 2026 (Refer to Note 7).

In September 2026, the stamp duty assessed for the Checkerboard Sale and Purchase Deeds (Refer to Note 7) was paid to the NT Government.
Commencement of Natural Gas Production & SPCF Commissioning
SPP achieved practical completion on July 17, 2026. On August 26, 2026, Tamboran commenced the commissioning of the SPCF with gas backflowed from the SPP. In early September 2026, Tamboran commenced initial gas sales from the Group's Shenandoah South 2 pad. The Group’s exploration and evaluation projects remain pending the determination of economically recoverable proven and probable reserves for the fiscal year ended June 30, 2026 and through the date this report is available for issuance.
The Group has evaluated its subsequent events occurring after June 30, 2026, through September 25, 2026, which represents the date the audited financial statements were available to be issued. No further material subsequent events have been identified that would require disclosure in these audited financial statements.
Note 18 – Supplemental Oil and Gas Disclosures (unaudited)
The following information was prepared in accordance with the FASB’s Accounting Standards Update no. 2010-03, Extractive Activities – Oil and Gas (ASC 932). The supplementary information summarized below presents the results of natural gas and oil activities for the Group in accordance with the successful efforts method of accounting for production activities.
The Group’s oil and natural gas activities for fiscal years 2026 and 2025 were located solely in Australia.

Costs Incurred in Natural Gas Exploration and Development
Costs incurred in natural gas producing activities for the years ended on June 30, 2026 and 2025 were as follows (in thousands):

	For the years ended June 30,
	2026	2025
Property acquisition costs:
Proved	$—	$—
Unproved (1)	287,049	—
Exploration costs:
Geological and geophysical	3,336	4,112
Development costs	209,090	132,468
Total cost incurred	499,475	136,580
Asset retirement obligations	10,807	524
Total cost incurred	$510,282	$137,104
(1) Includes acquisition cost of $1.6 million related to the Mako Trough property in Hungary pursuant to the Falcon Acquisition. The Group did not undertake any oil and natural gas activities in the Mako Trough property.
Capitalized Costs
Capitalized costs consist of the Group’s properties, equipment, and facilities for natural gas exploration projects, which are pending the determination of proven or probable reserves. Capitalized costs for unproved properties include costs for acquiring oil and natural gas properties where no proved reserves have been identified, including costs of exploratory wells that are in the process of drilling or in active completion, and costs of exploratory wells suspended or waiting on completion.
The table below sets forth capitalized costs, impairment, and depreciation, depletion and amortization relating to the Group’s oil and natural gas properties as of June 30, 2026 and 2025 (in thousands):

	June 30,
	2026	2025
Natural gas properties, successful efforts method:
Unproved properties	$807,036	$342,314
Accumulated impairment to unproved properties	—	—
Net unproved properties	$807,036	$342,314
Assets under construction- natural gas equipment	72,287	24,441
	$879,323	$366,755
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

All of the Group’s exploration and evaluation projects are pending the determination of proven or probable reserves. As such, the estimates of Group’s total proved reserves were nil as of June 30, 2026 and 2025.