Form 10-Q
period 2026-09-30
Tamboran Resources Corp
filed 2026-11-12
CIK 1997652

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Table of Content
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
Yes ☐   No ☒
The number of shares of common stock, par value $0.001, of Tamboran Resources Corporation outstanding as of October
28, 2026 was 34,960,006.

Table of Content

Table of Content
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

Table of Content
Part I - Financial Information
Item 1.  Financial Statements.
The Condensed Consolidated Financial Statements of Tamboran Resources Corporation (“Tamboran” or the
“Company,” and together with its consolidated subsidiaries, the “Group”) presented herein are unaudited but, in the opinion of management, reflect all adjustments necessary to present fairly such information for the periods and at the dates indicated. All adjustments are of a normal recurring nature. Because the following unaudited Condensed Consolidated
Financial Statements have been prepared in accordance with Article 10 of Regulation S-X, they do not contain all information and footnotes normally contained in annual consolidated financial statements; accordingly, they should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing in the Company’s Annual Report on
Form 10-K for the year ended June 30, 2026. References to “dollars,” “$,” “U.S. dollars” and “US$” refer to United States dollars; and references to “Australian dollars” and “A$” refer to Australian dollars.

Table of Content
TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

		(Unaudited)
	Note	September 30, 2026	June 30, 2026
ASSETS
Current assets
Cash and cash equivalents		$160,092	$219,135
Restricted cash		9,614	11,960
Trade and other receivables:
Joint interest billings	2	7,768	1,472
ATO receivable		3,936	3,735
Other receivables		530	430
Prepaid expenses and other current assets		9,398	6,461
Total current assets		191,338	243,193
Natural gas properties, successful efforts method:
Unproved properties	3	890,171	807,036
Assets under construction - natural gas equipment	3	89,081	72,287
Property, plant and equipment, net	3	1,097	744
Operating lease right-of-use assets	4	1,946	2,705
Finance lease right-of-use assets	4	12,245	14,345
Prepaid expenses and other non-current assets		13,214	13,672
Total non-current assets		1,007,754	910,789
TOTAL ASSETS		$1,199,092	$1,153,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	5	$67,822	$73,742
Current portion of operating lease obligations	4	1,232	1,897
Current portion of finance lease obligations	4	17,059	14,410
Current portion of long term debt	6	5,074	—
Other current liabilities		3,008	3,008
Total current liabilities		94,195	93,057
Operating lease obligations	4	905	1,018
Finance lease obligations	4	5,502	8,354
Asset retirement obligations	7	23,158	22,138
Long-term debt, net	6	67,461	59,043
Other non-current liabilities		827	811
Total non-current liabilities		97,853	91,364
Total liabilities		192,048	184,421
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest		—	1,863
Stockholders’ equity
Common stock, $0.001 par value, 10,000,000,000 authorized; 34,960,006 and 34,872,663 issued and outstanding at September 30, 2026 and June 30, 2026, respectively		35	35
Additional paid-in capital		995,289	990,356
Accumulated other comprehensive income (loss)		10,368	(812)
Accumulated deficit		(205,471)	(193,355)
Total Tamboran Resources Corporation stockholders’ equity		800,221	796,224
Noncontrolling interest		206,823	171,474
Total stockholders’ equity		1,007,044	967,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,199,092	$1,153,982
The accompanying notes are an integral part of these condensed financial statements. Certain amounts may not add up or recalculate due to rounding.

Table of Content
TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED) (In thousands, except share and per share amounts)

		Three months ended September 30,
	Note	2026	2025
Revenue and other operating income		$—	$—
Operating costs and expenses
Compensation and benefits, including stock-based compensation		(3,394)	(1,994)
Consultancy, legal and professional fees		(4,422)	(1,822)
Depreciation and amortization		(2)	(2)
Accretion of asset retirement obligations	7	(811)	(289)
Exploration expense		(1,033)	(682)
Camp (expense) recoveries, net		(23)	(1,629)
LNG feasibility study expense		(8)	(191)
General and administrative		(2,162)	(1,598)
Total operating costs and expenses		(11,855)	(8,205)

Loss from operations		(11,855)	(8,205)
Other income (expense)
Interest income (expense), net		1,428	(305)
Foreign exchange gain (loss), net		(2,108)	(551)
Other income (expense), net		1	—
Total other income (expense)		(679)	(856)

Net loss		(12,534)	(9,061)
Less: Net loss attributable to noncontrolling interest		(417)	(879)
Less: Net loss attributable to redeemable noncontrolling interest		(1)	—
Net loss attributable to Tamboran Resources Corporation stockholders		$(12,116)	$(8,182)

Comprehensive income (loss)
Net loss		$(12,534)	$(9,061)
Other comprehensive income (loss)
Foreign currency translation		12,364	1,738
Total comprehensive income (loss)		(170)	(7,323)
Less: Total comprehensive income (loss) attributable to noncontrolling interest		767	(1,003)
Less: Total comprehensive loss attributable to redeemable noncontrolling interest		5	—
Total comprehensive income (loss) attributable to Tamboran Resources Corporation stockholders		$(942)	$(6,320)

Net loss per common stock
Basic and diluted	11	$(0.347)	$(0.467)
Weighted average number of common stock outstanding
Basic and diluted	11	34,943,175	17,525,363
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

Table of Content
TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2025	$17	$464,407	$(9,421)	$(167,281)	$287,721	$101,730	$389,451
Issuance of common stock, net of issuance cost	1	13,127	—	—	13,128	—	13,128
Contributions from noncontrolling interest holders	—	—	—	—	—	19,490	19,490
Stock-based compensation	—	621	—	—	621	—	621
Foreign exchange translation	—	—	1,861	—	1,861	(124)	1,738
Net loss	—	—	—	(8,182)	(8,182)	(879)	(9,061)
Balance at September 30, 2025	$18	$478,155	$(7,560)	$(175,464)	$295,149	$120,218	$415,368
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

Table of Content
TAMBORAN RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Tamboran Resources stockholders’ equity	Noncontrolling interest	Total stockholders’ equity
Balance at July 1, 2026	$35	$990,356	$(812)	$(193,355)	$796,224	$171,474	$967,698
Issuance of common stock, net of issuance cost	—	2,075	—	—	2,075	—	2,075
Contributions from noncontrolling interest holders	—	—	—	—	—	34,582	34,582
Stock-based compensation	—	3,065	—	—	3,065	—	3,065
Accretion of redeemable noncontrolling interest to redemption value	—	(207)	—	—	(207)	—	(207)
Foreign exchange translation	—	—	11,180	—	11,180	1,184	12,364
Net loss	—	—	—	(12,116)	(12,116)	(417)	(12,534)
Balance at September 30, 2026	$35	$995,289	$10,368	$(205,471)	$800,221	$206,823	$1,007,044
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

Table of Content
TAMBORAN RESOURCES CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS (UNAUDITED) (In thousands)

	Three months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,534)	$(9,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2	2
Stock-based compensation	2,639	215
Foreign exchange (gain) loss, net	2,108	551
Performance bonds facility fee	682	609
Accretion of asset retirement obligations	811	289
Accrued interest income	(402)	—
Changes in operating assets and liabilities:
Trade and other receivables	32	(4,528)
Prepaid expenses and other assets	182	(716)
Accounts payable and accrued expenses	(3,703)	(1,171)
Other non-current liabilities	7	11
Net cash used in operating activities	(10,176)	(13,799)
Cash flows from investing activities:
Payments for property, plant and equipment	(348)	(40)
Payments for exploration and evaluation	(73,324)	(19,860)
Payments for assets under construction	(10,537)	(7,586)
Payment of transaction costs for Falcon Acquisition	(10,375)	—
Payment of interest on borrowings	(1,629)	—
Payment of interest on finance lease liabilities	(284)	(948)
Proceeds from government grants for exploration	2,105	—
Net cash used in investing activities	(94,392)	(28,434)
Cash flows from financing activities:
Proceeds from issue of common stock	—	10,966
Contributions received from noncontrolling interest holders	28,287	28,994
Advance contributions received from noncontrolling interest holders	—	1,943
Common stock issue transaction costs	—	(619)
Payment of performance bond facility fees	487	(271)
Proceeds from borrowings	13,143	—
Repayment of lease liabilities	(735)	(3,076)
Net cash from financing activities	41,182	37,937
Net (decrease) increase in cash and cash equivalents and restricted cash	(63,386)	(4,297)
Cash and cash equivalents and restricted cash at the beginning of period	231,095	45,161
Effects of exchange rate changes on cash and cash equivalents	1,997	(1,308)
Cash and cash equivalents and restricted cash at the end of period	$169,706	$39,556
Supplemental cash flow information:
Non-cash investing and financing activities:
Accrued capital expenditure	$2,232	$9,872
Asset retirement obligations	(54)	(60)
Stock-based compensation	(426)	(621)
Contribution receivable from noncontrolling interest holders	7,768	(1,313)
Operating lease right-of-use assets and lease liabilities	(832)	(2,650)
Interest accrued on finance lease liabilities	(284)	(212)
Finance lease right-of-use assets and lease liabilities	(698)	(3,207)
Interest and fee payable	(1,134)	—
Non-cash finance lease costs capitalized to unproved properties	2,097	2,533
Non-cash equity issuance transactions	—	3,176
Redemption of redeemable noncontrolling interest	$(1,863)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements. Certain amounts may not add up or recalculate due to rounding.

Table of Content
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
On September 5, 2026, the Group achieved a significant milestone with the first gas production from its working interests in the Beetaloo Basin. The Group is expected to achieve Practical Completion of the Sturt Plateau Compression
Facility (“SPCF”) and reach sustained production at normal capacity during the second quarter of the current financial year.
Post Practical Completion, the Group will begin recognizing revenue and related expenses, including depreciation and depletion, in the income statement. Refer to Note 3 for additional discussion.
Tamboran operates in one reportable segment as a single business unit. Refer to Note 12 for additional discussion.
Going Concern and Management’s Liquidity Plans
The accompanying condensed consolidated financial statements have been prepared on the basis that the Group will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the ordinary and usual course of business.
As of September 30, 2026, the Group had:
•not generated material revenues since inception (commissioning gas sales commenced in September 2026), and will not generate earnings in the next 12 months sufficient to satisfy all liabilities in the ordinary and usual course of business;
•a working capital surplus of $87.5 million primarily arising from remaining cash and cash equivalents resulting from previous years' capital raise activities;
•net debt drawn down of $72.5 million related to the construction of the SPCF plus associated financing costs;
•an accumulated deficit of $205.5 million since inception; and
•significant expenditures planned for the natural gas properties in the next 12 months.
While several of these conditions raise substantial doubt regarding the Group’s ability to continue as a going concern for the twelve months following the date these consolidated financial statements were available for issuance, the Group has achieved several milestones in recent periods, which indicate positive progress toward addressing this substantial doubt in future periods. These milestones include the completion in April and May 2026 of an equity raise, which has significantly strengthened the Group’s liquidity position. Construction of the SPCF was substantially complete as of September 30, 2026 with commissioning gas sales commencing in September 2026.
The Group’s ability to continue as a going concern remains dependent on the successful execution of its operational plans, including completion of drilling and stimulation of the three wells on the Shenandoah South 1 (“SS1”) pad, tie‑in of those wells to the SPCF, and completion of commissioning of the SPCF. Based on progress achieved to date and the
Group’s current execution plan, management expects to be better positioned to evaluate the alleviation of substantial doubt in connection with future reporting periods, subject to continued successful execution of these operational plans and funding of future commitments.
Although the Group’s cash flow forecast indicates that it will maintain a positive cash position throughout the twelve months following the date these condensed consolidated financial statements were available for issuance, additional capital will need to be raised to continue to fund the Group’s expected programs. In particular, the Group has minimum work

Table of Content
commitments under its exploration permits, including commitment wells required to be drilled and stimulated within specified permit years. Funding for those commitments is expected to require additional equity or debt funding, farm-down or asset sale proceeds, or a variation or extension of the relevant permit work programs. If the Group is unable to secure such funding or obtain a variation, it may be unable to satisfy those commitments and could lose its rights in the affected permits.
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
Basis of Presentation of Condensed Consolidated Financial Statements
The accompanying condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and rules and regulations of the
Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Pursuant to such rules and regulations, certain disclosures and information required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted. The accompanying condensed consolidated financial statements and notes therein should be read in conjunction with the financial statements and notes included in our consolidated financial statements for the year ended June 30, 2026 (“Group’s Annual Financial Statements”).
These condensed consolidated financial statements reflect all adjustments, in the opinion of management, which include normal and recurring adjustments necessary to fairly state the Group’s consolidated financial position, results of operations, and cash flows for the periods presented herein. The interim results are not necessarily indicative of results for any other future annual or interim period. The June 30, 2026 condensed consolidated balance sheet was derived from the audited Group’s Annual Financial Statements but does not include all disclosures required by U.S. GAAP for annual financial statements.
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
Restricted cash as of September 30, 2026 and June 30, 2026 represents amounts held in a payment reserve account that serves as a security for servicing of expected future commitment fee, interest payments and debt repayments over the term of the long-term debt.

Table of Content
The following table is a reconciliation of the total cash and cash equivalents and restricted cash in the accompanying condensed consolidated statements of cash flows and their corresponding balance sheet presentation:

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$160,092	$219,135
Restricted cash	9,614	11,960
Total cash, cash equivalents and restricted cash	$169,706	$231,095
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
Operating leases are included in “Operating lease right-of-use assets” within the Group’s condensed consolidated balance sheet. The Group’s related obligation to make lease payments is included in “Current portion of operating lease obligations” and “Operating lease obligations” within the Group’s condensed consolidated balance sheet. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.
Finance leases are included in “Finance lease right-of-use assets” within the Group’s condensed consolidated balance sheet. The Group’s related obligation to make lease payments is included in “Current portion of finance lease obligations”
and “Finance lease obligations” within the Group’s condensed consolidated balance sheet. Finance lease expense includes amortization of the ROU assets and interest on lease liabilities. The Group capitalizes the finance lease expense as a part of unproved properties when the leased asset is directly involved in the drilling of wells (i.e. the finance lease expense is a direct cost of drilling wells).
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

Table of Content
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
Deferred Debt Issuance Costs
The Group presents unamortized deferred debt issuance costs related to the establishment of a Performance Bond
Facility Agreement (the “Facility Agreement”) as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheet because the outstanding balance under this Facility Agreement may fluctuate as the Group borrows and repays the relevant amounts. The Group amortizes the deferred debt issuance costs over the remaining term of the Facility Agreement on a straight-line basis which is reported within “interest income (expense), net” in the condensed consolidated statements of operations and comprehensive loss.
The Group initially recognizes the establishment of other third-party fees related to the long-term debt as a component of “Prepaid expenses and other non-current assets” on its consolidated balance sheet. As and when the Group draws down funds from the long-term debt facility, these costs are reclassified (on a proportionate basis) and presented as a direct deduction from the carrying amount of the debt liability. These costs are amortized to the asset under construction over the contractual term of the debt using the effective interest rate method.
Recently Issued Accounting Standards
The Group considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by Financial
Accounting Standards Board (“FASB”). ASUs not discussed herein were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.
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
The Group is the sole manager of TB1, responsible for managing the day-to-day operations of TB1. The Group, as manager, also prepares the work plans and budgets of TB1. As such, the Group has the power to direct those activities which most significantly impact TB1’s economic performance and therefore is the primary beneficiary of TB1. As a result, the results of TB1 have been included in the accompanying condensed consolidated financial statements. TB1 has no assets that are collateral for or restricted solely to settle its obligations. The creditors of TB1 do not have recourse to the Group’s general credit.
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
Checkerboard Strategy means an approach to dealing with EPs 76, 98 and 117 whereby Tamboran and DWE pursue a split of 50% of TB1 Operator’s interest in the Permits such that the title and ownership of the Permits will be split evenly, as between Tamboran and Daly Waters, in terms of equity interest and operated blocks in respect of the specific area.

Table of Content
During the fiscal year ended June 30, 2026, the following material developments occurred with respect to TB1 and the
Checkerboard Strategy:
•The JVSA Addendum, among other things, reshaped and expanded the Dev A++ Area by approximately 100,000 acres and rebranded it as the “Phase 2 Development Area” or “P2DA.” The JVSA Addendum also provides for the realignment of beneficial interests in certain Checkerboard Blocks upon satisfaction of specified conditions, including completion of the Group’s acquisition of the Falcon Acquisition, which was substantially completed on May 28, 2026.
As of September 30, 2026, the realignment remains subject to regulatory approvals and other conditions precedent.
•Also on March 20, 2026, TR West, the Company, DWE and DWE’s related party, Elliott Energy I Pty Ltd (“Elliott”)
entered into a Deed of Addendum to the Asset Sale Agreement dated May 12, 2025 (the “ASA Addendum”). The
ASA Addendum extended the Dev A++ end date to December 31, 2026 and the C10 end date to December 31, 2027, and added approximately 100,000 acres of additional acreage at the same $150 per acre consideration.
•On March 23, 2026, Tamboran B2 Pty Ltd (“TB2”) entered into the Checkerboard Sale and Purchase Deed (Stage 1)
to effectuate the transfer of interests in the North and South First Strategic Development Areas (“FSDAs”) plus P2DA and Beetaloo Central Development Area (“BCDA”) to the relevant parties in accordance with the Checkerboard
Strategy. As of September 30, 2026, the Checkerboard Strategy remains subject to regulatory approvals and other conditions precedent.
•On March 25, 2026, TB2 entered into the Checkerboard Sale and Purchase Deed (Stage 2) to effectuate the transfer of interests in the remaining BJV areas (outside of the FSDAs, P2DA and BCDA) to the relevant parties in accordance with the Checkerboard Strategy. As of September 30, 2026, the Checkerboard Strategy remains subject to regulatory approvals and conditions precedent.
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
On July 8, 2026, the Company and DWE entered into a letter agreement establishing interim funding and voting arrangements under the Beetaloo JOA, pending the grant of the retention licenses and the interest realignment contemplated by the JVSA Addendum and the Checkerboard Strategy. During this interim period, the Group and DWE will each fund, and be deemed entitled to vote, an agreed percentage of the obligations and rights attributable to each area, without amending their respective equity interests in TB1 or the voting thresholds under the TB1 JVSA. The arrangements terminate upon the grant of the last of the retention licenses (subject to earlier termination rights held by DWE over the
BCDA and South FSDA areas).

Table of Content
The following table summarizes the carrying amounts of TB1’s assets and liabilities included in the Group’s condensed consolidated balance sheet as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026	June 30, 2026
ASSETS
Current assets
Cash and cash equivalents	$12,792	$10,885
Trade and other receivables:
Joint interest billing	6,704	890
ATO receivable	1,752	2,956
Other receivable	—	38
Prepaid expenses and other current assets	7,246	5,056
Total current assets	28,494	19,825
Natural gas properties, successful efforts method:
Unproved properties	527,394	464,060
Property, plant and equipment, net	258	—
Operating lease right-of-use-assets	615	1,283
Finance lease right-of-use assets	12,245	14,345
Prepaid expenses and other non-current assets	4,604	4,604
Total non-current assets	545,116	484,292
TOTAL ASSETS	$573,610	$504,117

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$35,811	$44,788
Current portion of operating lease obligations	761	1,451
Current portion of finance lease obligations	17,059	14,410
Total current liabilities	53,631	60,649
Finance lease obligations	5,502	8,354
Asset retirement obligations	6,486	6,181
Loan from Group	291,130	247,762
Total non-current liabilities	303,118	262,297
TOTAL LIABILITIES	$356,749	$322,946
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

Table of Content
The following table summarizes the carrying amounts of SPCF Sub Trust’s assets and liabilities included in the
Group’s condensed consolidated balance sheet as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026	June 30, 2026
ASSETS
Current assets
Cash and cash equivalents	$6,028	$3,872
Restricted cash	9,614	11,960
Trade and other receivables:
ATO receivable	1,674	396
Other receivable	37	45
Total current assets	17,353	16,273
Natural gas properties, successful efforts method:
Assets under construction - natural gas equipment	89,081	72,287
Prepaid expenses and other non-current assets	2,256	2,608
Total non-current assets	91,337	74,895
TOTAL ASSETS	$108,690	$91,168

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$10,144	$7,380
Intercompany payable	2,840	3,102
Current portion of long-term debt	5,074	—
Total current liabilities	18,058	10,482
Asset retirement obligations	213	204
Long-term debt, net	67,461	59,043
Other non-current liabilities	755	746
Total non-current liabilities	68,429	59,993
TOTAL LIABILITIES	$86,487	$70,475

Table of Content
Note 3 – Property, Plant and Equipment & Natural Gas Properties
Natural Gas Properties
The Group held unproved natural gas properties as of September 30, 2026 and June 30, 2026 amounting to $890.2 million and $807.0 million, respectively. These amounts reflect the Group’s exploration and evaluation projects, which are pending the determination of proven and probable reserves and were not being depleted for the three months ended
September 30, 2026, and 2025. These assets will be reclassified to proven gas properties when they are determined to be productive or are assigned proved reserves. Upon this reclassification, the asset will be depleted upon commencement of production.
In July 2026, the Group received a cash refund of $2.1 million for Research and Development expenditure incurred in prior periods.
During the three months ended September 30, 2026 and 2025, the Group recognized no impairment related to unproved natural gas properties (in thousands).

	Natural gas properties
	EP 161	EP 136	EP 76, 98 and 117	Mako Trough	Total
Balance at July 1, 2026	$29,702	$47,424	$728,296	$1,614	$807,036
Capital expenditure	6,060	170	67,048	—	73,278
Transfer of equipment	—	(2,540)	2,540	—	—
Restoration assets	4	—	50	—	54
Interest on finance lease liability and related depreciation of ROU assets capitalized	—	—	2,876	—	2,876
Government grants	—	—	(2,105)	—	(2,105)
Effect of changes in foreign exchange rates	291	620	8,121	—	9,032
Balance at September 30, 2026	$36,057	$45,674	$806,826	$1,614	$890,171
Proceeds from the sale of natural gas generated during the commissioning phase of the Pilot Project are recognized as a reduction to the cost basis of unproved properties until these assets are declared proved reserves and placed in service.
During the three months ended September 30, 2026, the Group recognized $2.8 million of net proceeds from these sales, as a reduction to the cost basis of the unproved properties.
Property, Plant and Equipment
The Group held property, plant and equipment, including land and leasehold improvements, as of September 30,
2026 and June 30, 2026, amounting to $1.1 million and $0.7 million, respectively.
Assets Under Construction
Construction of the SPCF has been completed and commissioning of the facility commenced on August 26, 2026.
The Group held total assets under construction related to the SPCF as of September 30, 2026 and June 30, 2026 of $89.1
million and $72.3 million, respectively. These costs of construction include $2.8 million of capitalized borrowing costs for the three months ended September 30, 2026. Refer to Note 6 for additional discussion.
The SPCF, with capacity of approximately 50 TJ/d and contracted volumes of 40 TJ/d (approximately 41 MMcf/d) is connected to the Amadeus Gas Pipeline (“AGP”) via the 37-kilometer (23-mile) Sturt Plateau Pipeline (“SPP”), which achieved practical completion on July 17, 2026.
Note 4 – Leases
As a Lessee
Operating Leases
The Group’s operating lease activities consist of leases for office premises and modular buildings at the camp pad site.

Table of Content
In August 2025, the Group entered into a lease arrangement with Northern Transportables for the hire of modular buildings and related equipment (the “Stage 1 and 2 Hire of Goods”). The term of the lease arrangement is seventeen months, with an option to further renew the lease (as needed).
Under the lease arrangement with Northern Transportables, the Group leased additional bunkhouses and accommodation verandahs (the “Stage 3 Hire of Goods”) commencing from October 2025. The lease has a non-cancellable minimum term of seven months with an option to further renew the lease (as needed). In line with the lease term for the
Stage 1 and 2 Hire of Goods (see above), the initial lease term for the Stage 3 Hire of Goods was determined to be fifteen months. In February 2026, the lease was remeasured resulting in a reduction of the lease term to eleven months since inception to align with the expected completion of the SPCF and a prospective reduction in lease payments for the next four months to align with the number of beds in use of Stage 3. This resulted in a $0.2 million reduction in the operating lease ROU asset with a corresponding reduction in operating lease liability. As of September 30, 2026, the lease term for the Stage 3 Hire of Goods has expired.
The Group also has operating leases primarily for the use of office space in various states and territories across
Australia under non-cancellable lease agreements which expire between 2027 and 2030. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances.
Finance Leases
On September 9, 2022, Sweetpea Petroleum Pty Ltd (“Sweetpea”), a wholly owned subsidiary of Tamboran, entered into a drilling contract with Helmerich & Payne International Holdings LLC (“H&P”) for H&P to assist the Group in carrying out its onshore drilling operations in Australia. The drilling contract grants Tamboran the right to use the drilling rig from H&P over the initial non-cancellable contract term of 25 months starting from July 1, 2023. Under the terms of the agreement, the Group has the right to place the drilling rig on a temporary suspension rate between wells for a period up to
270 days (the “Gap Period”). For each day of the original Gap Period consumed, and subsequent suspension periods negotiated, additional days are added to the fixed minimum term. As of September 30, 2026, the end date of the drilling contract for the current rig is March 2028 (inclusive of additional days). The drilling contract is recognized as a finance lease under ASC 842 (“H&P Rig Lease”).
The present value of the minimum future obligations was calculated based on an interest rate of 15.9% per annum, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
The following table presents the classification and location of the Group’s leases on the condensed consolidated balance sheets (in thousands):

	September 30, 2026	June 30, 2026
Right-of-use assets:
Operating lease right-of-use assets	$1,946	$2,705
Finance lease right-of-use assets	12,245	14,345
	14,191	17,050

Lease liabilities:
Current portion of operating lease obligations	1,232	1,897
Non-current portion of operating lease obligations	905	1,018
Current portion of finance lease obligations	17,059	14,410
Non-current portion of finance lease obligations	5,502	8,354
	$24,698	$25,679

Table of Content
For the three months ended September 30, 2026, and 2025, the components of the lease costs were as follows (in thousands):

	Three months ended September 30,
	2026	2025
Operating leases:
Operating lease cost charged to profit and loss	$1,067	$138

Finance leases:
Interest on lease liabilities	779	668
Depreciation on right-of-use assets	2,097	2,320
Total finance lease cost	2,876	2,988
Less: Lease cost capitalized to unproved properties	(2,876)	(2,988)
Finance lease cost charged to profit and loss	$—	$—
The following table presents the cash flow information related to lease payments for the three months ended
September 30, 2026, and 2025 (in thousands):

	Three months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,489	$138
Financing cash flows for finance leases	735	3,076
	$2,224	$3,214
The following table presents supplemental information for the Group’s non-cancellable leases for the three months ended September 30, 2026, and 2025:

	Three months ended September 30,
	2026	2025
Operating leases:
Weighted-average remaining lease term	2.50	2.16
Weighted-average incremental borrowing rate	15.46%	13.57%
Finance leases:
Weighted-average remaining lease term	1.50	1.58
Weighted-average incremental borrowing rate	15.88%	12.76%
As of September 30, 2026, the Group’s undiscounted minimum cash payment obligations for its lease liabilities are as follows (in thousands):

As of September 30, 2026	Operating leases	Finance leases
Fiscal year ending June 30, 2027 (excluding three-month period from July 1, 2026 to September 30, 2026)	$1,272	$14,417
Fiscal year ending June 30, 2028	420	10,270
Fiscal year ending June 30, 2029	347	—
Thereafter	603	—
Total lease payments	2,642	24,687
Less: Imputed interest	(505)	(2,126)
Present value of lease liabilities[1]	$2,137	$22,561
1 Includes both current and long-term portion of the lease liabilities.

Table of Content
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses included in current liabilities consist of the following (in thousands):

	September 30, 2026	June 30, 2026
Accounts payable	$15,680	$25,371
Accrued payroll	2,106	1,533
Compensated absences	715	651
Interest and commitment fee payable on Syndicated Facility	1,746	1,185
Accrued capital expenditure	40,113	26,365
Accrued stamp duty	—	14,142
Accrued royalties	536	—
Payable to related parties	5,623	1,774
Accrued expenses	1,303	2,721
Total accounts payable and accrued expenses	$67,822	$73,742
The execution of the Checkerboard Sale and Purchase Deeds in March 2026 (see Note 2) crystallized an obligation for the Group to pay stamp duty based on the assessed value of the Checkers. In September 2026, the Group paid
$3.9 million in stamp duty to the NT Government related to the execution of the Checkerboard Sale and Purchase Deeds.
The completion of the Falcon Acquisition in the year ended June 30, 2026 resulted in an obligation for the Group to pay stamp duty of $10.2 million based on the assessed fair value of the Subject Interests, which was paid to the NT
Government on July 28, 2026.
Note 6 - Long-term Debt
The Group’s long-term debt consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Principal balance of Syndicated Facility:
Tranche 1A	$31,040	$25,289
Tranche 1B	6,170	5,027
Tranche 2	37,210	30,316
Total principal balance	74,420	60,632
Less: Unamortized debt issuance costs (1)	(1,885)	(1,589)
Total debt	72,535	59,043
Less: Current portion of Syndicated Facility	5,074	—
Long-term debt, net	$67,461	$59,043
(1) Unamortized debt issuance costs related to undrawn portions of the Syndicated Facility are included in “Prepaid expenses and other non-current assets” in the condensed consolidated balance sheet. As of September 30, 2026 and June 30, 2026, the Group had $1.5 million and $1.9 million, respectively, in unamortized debt issuance costs related to the Syndicated Facility Agreement.
On September 29, 2025, the Group through its subsidiaries, SPCF Financing Pty Ltd, as Borrower (“SPCF
Financing”), Sturt Plateau Compression Facility Sub Pty Ltd, in its personal capacity and in its capacity as trustee for the
Sturt Plateau Compression Facility Sub Trust, and Sturt Plateau Compression Facility Mid Pty Ltd, in its personal capacity and in its capacity as trustee for the Sturt Plateau Compression Facility Mid Trust (together with SPCF Financing, the
“Obligors”), entered into a syndicated facility agreement (the “Syndicated Facility Agreement”) with, among others,
Macquarie Bank Limited (“Macquarie”) and Evolution Trustees Limited as trustee for the Alpha Wave Credit (Australia)
Trust as original lenders (the “Lenders”).
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

Table of Content
•a guarantee given by the NT Government, up to A$75.0 million, in respect of Tranche 1A and Tranche 1B (the
“Tranche 1 Guarantee”). The Tranche 1 Guarantee will be released upon certain conditions being met relating to the completion of the SPCF and production of commercial volumes of gas (such date, the “Tranche 1 Guarantee Release
Date”);
•a guarantee given by the Company and its wholly owned subsidiaries, Tamboran (West) Pty Limited and Tamboran
Resources Pty Ltd, in respect of Tranche 1A and Tranche 1B (the “Deed of Guarantee”); and
•a guarantee given by Formentera Australia Fund 1, LP and certain of its affiliates, related parties of the Group, in respect of Tranche 2.
Pursuant to the guarantees under the Syndicated Facility, each relevant entity agrees, among other things, to unconditionally guarantee, in full, the repayment obligations of the Obligors in respect of Tranche 1A, Tranche 1B and/or
Tranche 2 (as applicable).
In consideration for providing the Tranche 1 Guarantee, SPCF Financing agrees to pay the NT Government a conditional guarantee fee of 4% per annum on the lesser of (a) the Guarantee Limit, and (b) the daily balance of the principal outstanding under Tranche 1A and Tranche 1B (the “Guarantee Fee”). The Guarantee Fee only becomes payable on the termination of the gas sales agreement, payment by the NT Government under the Tranche 1 Guarantee or the purchase by the NT Government from the Lenders of all amounts outstanding under Tranche 1A and Tranche 1B.
Any outstanding principal on the Syndicated Facility will accrue interest at a rate equal to Australian Bank Bill Swap
(“BBSW”) Rate plus a margin. Prior to the Tranche 1 Guarantee Release Date, the margin for Tranche 1A is 4% per annum and the margin for Tranches 1B and 2 is 12% per annum. Following the Tranche 1 Guarantee Release Date, the margin for all the Tranches will be 8% per annum. Interest payments are made in arrears depending on the interest selection period, which can be 1-3 months following the funding of Syndicated Facility Tranches. The Syndicated Facility will terminate four years after financial close under the Syndicated Facility Agreement, September 29, 2029.
The total amount of debt issuance costs incurred was $3.5 million consisting of $2.4 million being paid upfront to original lenders and $1.1 million to the agent, Security Trustee and third-party legal fees.
During the three months ended September 30, 2026, drawdowns of $5.4 million, $1.1 million, and $6.5 million were made from the Syndicated Facility for Tranches 1A, 1B, and 2, respectively.
The Group is also required to pay a commitment fee of 1.6% per annum for Tranche 1A, and 4.8% per annum for
Tranches 1B and 2 on any undrawn principal balance of the Syndicated Facility up to the end of the availability period.
Per the Syndicated Facility Agreement, 30% of the Syndicated Facility principal outstanding on the date of Practical
Completion is required to be paid in equal quarterly installments commencing from the first repayment no later than four months after Practical Completion. Any remaining outstanding principal on the Syndicated Facility is required to be repaid in full at termination of the Syndicated Facility Agreement on September 29, 2029. The Syndicated Facility may be prepaid early in accordance with the terms of the Syndicated Facility Agreement, subject to an agreed prepayment premium. If prepayment occurs within the first 12 months after the date of the first utilization, the prepayment premium is 3% of the amount being prepaid. If prepayment occurs within 12 – 18 months after first utilization, the prepayment premium is 2% of the amount being prepaid. If prepayment occurs within 18 – 24 months after first utilization, the prepayment premium is
1% of the amount being prepaid. After 24 months after first utilization, no prepayment premium applies.
The Syndicated Facility Agreement also contains customary events of default, including, among other things, our failure to make any principal or interest payments when due, non-compliance, change of Obligor ownership, events which have a material adverse effect and the occurrence of certain bankruptcy or insolvency events. Upon the occurrence of an event of default, the Lenders may, among other things, accelerate our obligations under the Syndicated Facility Agreement.
As of September 30, 2026, the total gross amount of borrowings under our Syndicated Facility Agreement was
$74.4 million. Interest expense on the Syndicated Facility Agreement of $2.8 million was capitalized as part of “Assets under construction - natural gas equipment” on the Group's condensed consolidated balance sheet for the three months ended September 30, 2026.
Note 7 – Asset Retirement Obligations
The Group recognizes the liability for an asset retirement obligation at the estimated fair value in the period in which the obligation originates. Fair value is estimated using the present value technique (level 2) based on a number of

Table of Content
observable inputs including estimates and assumptions such as future retirement costs, future inflation rates and the
Group’s credit-adjusted risk-free interest rate.
The Group capitalized the present value of the estimated asset retirement obligations as a part of the carrying amount of the related natural gas properties. The liability has been accreted to its present value for the three months ended
September 30, 2026.
The reconciliation of changes in asset retirement obligations for the three months ended September 30, 2026, is as follows (in thousands):

Three months ended September 30, 2026
Beginning asset retirement obligations	$22,138
Liabilities incurred	54
Accretion expense	811
Effect of changes in foreign exchange rates	155
Long-term asset retirement obligations	$23,158
Note 8 – Stockholders’ Equity
Movement in Common Stock

(in thousands, except share numbers and per share amounts)	Tamboran common stock	Details	Cumulative net proceeds
Balance at July 1, 2026	34,872,663		$971,576
Issuance of common stock:
- against vested equity awards	27,084	589
- for redemption of redeemable noncontrolling interests	60,259	$2,075
Total		2,663
Less: Transaction costs	—	$—	2,663
Balance at September 30, 2026	34,960,006		$974,239
July 2026 Issuance of Common Stock Against Vested Equity Awards
On July 7, 2026, the Company issued 5,416,800 CDIs at a price of A$0.23 per CDI, the equivalent of 27,084 shares of common stock at a price of $21.73 per share upon conversion of RSUs granted to certain eligible employees of the
Group.
July 2026 Issuance of Common Stock for Redemption of Redeemable Noncontrolling Interests
On July 23, 2026, the Company issued an aggregate of 10,438 shares of common stock at a price of $35.25 per share and 9,964,200 CDIs at a price of A$0.25 per CDI (the equivalent of 49,821 shares of common stock at a price of $34.26 per share) to redeem the redeemable noncontrolling interest in Falcon Australia.
Note 9 – Stock-Based Compensation
Employee Restricted Stock Units
On August 6, 2024, the Group adopted the 2024 Equity Award Plan (the “2024 Plan”). As of September 30, 2026,
the maximum number of shares of common stock that may be issued under the 2024 Plan was 2,444,605 shares.
The 2024 Plan allows, among other things, for the grant of Restricted Stock Units (“RSUs”). On August 6, 2024, the
Group issued RSUs to certain eligible service providers, employees and executive officers (the “participants”) to provide them an opportunity to participate in the growth and profits of the Group and to attract, motivate, and retain their services to promote the long-term success of the Group.
On August 6, 2024, the Company granted 47,400 Restricted Stock Units (“Retention Awards”) to its employees in
Australia and U.S. The Retention Awards granted to Australian employees entitle them to CDIs representing 39,250 shares of common stock (each CDI represents 1/200th of a share of common stock). Similarly, the Retention Awards granted to

Table of Content
U.S. employees entitle them to 8,150 shares of common stock. All Retention Awards in this tranche vested in full on
December 31, 2025. The fair value at grant date of the Retention Awards was $21.73 per common stock and $0.109 per
CDI.
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
The grant date fair value of the Tranche 3 RSUs was determined through the use of the Monte Carlo simulation method. This method requires the use of subjective assumptions such as the price and the expected volatility of the
Company’s common stock and its self-determined peer group companies’ stock, risk-free rate of return, and cross-
correlations between the Company and its peer group companies. Expected volatilities for the Company and each peer company utilized in the model are estimated using a historical period consistent with the awards’ remaining performance period as of the grant date. The risk-free interest rate is based on the yield on U.S. Treasury Constant Maturity for a term consistent with the remaining performance period. The valuation model assumes dividends, if any, are immediately reinvested.
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

Table of Content
A summary of the Group's employee RSUs activity for the three months ended September 30, 2026 is as follows (in numbers and dollars):

	Balance at July 1, 2026	Granted	Vested	Forfeited	Balance at September 30, 2026
IPO Awards:
Tranche 1	266,250	—	(8,334)	(4,166)	253,750
Tranche 2	83,125	—	(6,250)	—	76,875
Tranche 3	183,125	—	—	(6,250)	176,875
Retention Awards	25,000	10,000	—	—	35,000
Total RSUs (1)	557,500	10,000	(14,584)	(10,416)	542,500
Weighted average grant date fair value	$20.96	$30.52	$21.73	$20.48	$21.13
(1) As of September 30, 2026, 542,500 RSUs are expected to vest.
The following table presents the stock-based compensation costs recognized related to our RSUs for the three months ended September 30, 2026 (in thousands, except remaining contractual term):

	Three months ended September 30, 2026
	Stock-based compensation cost incurred	Remaining costs to recognize, if all vesting conditions are met	Weighted average remaining contractual term (in years)
IPO Awards (Tranche 1)	$485	$1,407	0.76
IPO Awards (Tranche 2)	193	426	0.76
IPO Awards (Tranche 3)	304	886	0.76
Retention Awards - granted FY26	42	289	1.76
Retention Awards - granted FY27	36	404	2.76
Less: Forfeitures	(81)	—
Total cost incurred	$979	$3,412

Total stock compensation costs capitalized	$421
Total stock compensation costs expensed	558
Total cost incurred	$979
2025 Director Awards
On January 1, 2025, the Company granted 27,281 Director RSUs for which each awarded RSU represented an unfunded, unsecured right to receive a share of the Company’s common stock. These awards have a cliff-vesting period of one year. The fair value on grant date of the RSUs was $20.99 per unit.
Additionally on May 16, 2025, in conjunction with the TB1 A&R JVSA, the Company granted 35,014 Director
RSUs under the 2024 Plan for which each awarded RSU represented an unfunded, unsecured right to receive a share of the
Company’s common stock. The awards' vesting date is the earlier of the one-year anniversary of the grant date and the date of the next annual shareholders’ meeting occurring after the grant date, subject to continued service. The Company used a vesting date of the next shareholders' meeting subsequent to the grant date, which took place in December 2025. The fair value on the grant date of these RSUs was $19.99 per unit.
During the year ended June 30, 2026, a total of 39,828 shares of common stock were issued for RSUs granted in May of 2025 and December of 2024. No stock-based compensation expense was recognized during the three months ended
September 30, 2026 related to these director awards, as the awards were fully vested in the prior fiscal year. For the three months ended September 30, 2025, the Company recognized $0.4 million in stock-based compensation expense related to these Director awards.
2026 Director Awards
On May 26, 2026, the Company granted to its non-employee directors 22,613 RSUs (representing an unfunded, unsecured right to receive a share of the Company’s common stock) and 5,438 restricted shares of the Company’s common stock under the 2024 Plan pursuant to elections made by the directors to receive some or all of their annual fees in the form

Table of Content
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
As of September 30, 2026, 49,388 RSUs and 5,438 restricted shares remained outstanding related to the 2026
Director Awards. For the three months ended September 30, 2026, the Company recognized $0.8 million in stock-based compensation expense related to these Director awards. No expense was recognized in the comparative period related to these awards.
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
On January 15, 2026, the Company also granted 123,574 RSUs to Mr. Todd Abbott in connection with his appointment as the Company’s new CEO (the “Make Whole Award”). Each awarded RSU represents an unfunded, unsecured right to receive a share of the Company’s common stock. The Make Whole Award vests in full on January 15,
2029, subject to continued service with the Company.
For the three months ended September 30, 2026, the Group recognized $0.5 million, in stock-based compensation expense related to the Initial and Make Whole Awards. No expense was recognized in the comparative period related to these awards.
Falcon Stock Options
On May 28, 2026, Tamboran entered into consulting agreements with certain directors and officers of Falcon
Canada, in connection with the Falcon Acquisition. Pursuant to these consultancy arrangements, Tamboran granted stock options to purchase an aggregate of 369,084 shares of Tamboran common stock issued to those directors and officers. All of these stock options have an exercise price of $21.94 per share with a weighted average grant date fair value of $18.87 per share. Of these options, 33% vested immediately (“Tranche 1”) and the remaining options vest in two equal tranches

Table of Content
(“Tranche 2” and “Tranche 3”) on the first and second anniversaries of the Falcon Acquisition subject to their continued
services over the vesting period.
The fair value of each of these option awards is estimated on the grant date using a Binomial Lattice option pricing model. The expected volatility is based on the historical volatility of the stock of comparable companies. The expected term of the awards is based on the contractual term of the underlying services agreement. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of grant.
The following table summarizes the assumptions used to calculate the grant date fair value of these stock options on
May 28, 2026:

Expected term for performance period (in years)	3.0
Expected volatility	55.42%
Risk-free interest rate	4.0%
Dividend yield	—%
A summary of activity for Falcon stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at July 1, 2026	369,084	$21.94	2.91
Granted	—	—	0.00
Exercised	—	—	0.00
Forfeited or expired	—	—	0.00
Outstanding at September 30, 2026	369,084	21.94	2.66
Vested and exercisable at September 30, 2026	123,028	$21.94	2.66
For the three months ended September 30, 2026, the Group recognized total stock-based compensation costs of $0.9 million related to Falcon stock options which were recognized in the profit and loss as a part of consultancy, legal and professional fees. No expense was recognized in the comparative period related to these awards.
Note 10 – Income Taxes
As of September 30, 2026, the Company has initiated the compulsory acquisition process for the remaining minority shareholders of Falcon Australia, which is expected to be completed in November 2026. Upon obtaining full ownership,
Falcon Australia is expected to join the Australian tax consolidated group, resulting in application of the Australian tax cost-setting rules. Management has considered the expected tax base step-up in determining deferred tax assets and deferred tax liabilities, based on its current expectation that the compulsory acquisition process and subsequent tax consolidation will be completed.
The ultimate deferred tax consequences remain subject to completion of the tax cost-setting process, final determination of available tax attributes and completion of the Australian tax consolidation calculations.
The effective tax rates for the three months ended September 30, 2026, and 2025 were nil. The Group’s effective tax rate differed from the applicable statutory income tax rate primarily due to operating losses incurred for the three months ended September 30, 2026, and 2025. As of September 30, 2026, the Group has unrecognized accumulated losses for tax purposes in the amount of $664.5 million, which may be carried forward and offset against taxable income in the future for an indefinite period, subject to meeting Australian tax rules around continuity of ownership or business continuity test.
The Organization for Economic Co-operation and Development's (“OECD”) framework to implement a global minimum corporate tax rate of 15% (calculated on a country-by-country basis) for companies with global consolidated revenues above certain thresholds (“referred to as Pillar 2”) has been agreed upon in principle by over 140 countries. While it is not expected that the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Group operates have adopted Pillar 2 legislation or are in the process of introducing legislation to implement Pillar 2. Although the framework provides model rules for applying the minimum tax, countries may enact Pillar 2 differently than the model rules and on different timelines and may adjust their domestic tax incentives in response to Pillar 2. On January 5, 2026, the OECD introduced new guidance including a “Side-by-Side Safe Harbor” for U.S. and other multinational companies where domestic and international tax systems meet certain requirements to coexist with Pillar 2. Under the new guidance, U.S.-

Table of Content
parented companies would be exempt from certain aspects of the global minimum tax regime. The package includes a permanent simplified effective tax rate safe harbor and a substance-based tax incentive safe harbor. Additionally, the package extends the transitional country-by-country reporting safe harbor through to 2027. The updated model rules will need to be incorporated into local tax legislation to become effective. The Group will continue to evaluate the impacts of
Pillar 2 in our non-U.S. tax jurisdictions. The Pillar 2 rules did not have a material impact on the Group's condensed consolidated financial statements for the three months ended September 30, 2026.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system such as allowing of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs
Act. Certain provisions of the OBBBA are effective for the Group beginning in fiscal year 2026. The OBBBA did not have any impact on the Group’s interim financial statements for the three months ended September 30, 2026 and is not expected to have an impact on the Group’s annual financial statements for the year ending on June 30, 2027. For additional information regarding the Group's income tax matters, refer to the section entitled “Income Taxes” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
As of September 30, 2026, and June 30, 2026, the Group did not have any uncertain tax positions.
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

	Three months ended September 30,
	2026	2025
Numerator:
Net loss after income tax attributable to Tamboran Resources Corporation stockholders	$(12,116)	$(8,182)
Denominator:
Weighted average number of common stock outstanding, basic and diluted	34,943,175	17,525,363
Net loss per share, basic and diluted	$(0.347)	$(0.467)
The Company’s potentially dilutive shares, which include outstanding stock options and RSUs, have not been included in the computation of diluted net loss per share for the three months ended September 30, 2026, as the result would be anti-dilutive.
Note 12 – Segment and Geographic Information
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in deciding resource allocation and assessing performance.
The Chief Executive Officer (“CEO”) is the Group's CODM who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss from our consolidated statements of operations and comprehensive loss for the purposes of making operating decisions, allocating resources and evaluating financial performance. This metric is used to set budgets, evaluate performance, review actual results, and determine whether to pursue acquisitions, or make other capital management decisions. Segment expenses are reflected in our consolidated statements of operations and comprehensive loss and statement of cash flows, while segment assets are measured through the consolidated assets on the consolidated balance sheets. Accordingly, the Group manages its business activities on a consolidated basis and operates as one operating and reportable segment.

Table of Content
The following table presents long-lived assets information based on the physical location of the assets by geographic region (in thousands):

	September 30,	June 30,
	2026	2026
Australia	$978,735	$878,454
Rest of the world	1,613	1,613
	$980,348	$880,067
Note 13 – Commitments and Contingencies
From time to time, the Group may be subject to various claims, title matters and legal proceedings arising in the ordinary course of business, including environmental contamination claims, personal injury and property damage claims, claims related to joint interest billings and other matters under natural gas operating agreements and other contractual disputes. The Group maintains general liability and other insurance to cover some of these potential liabilities. All known liabilities are fully accrued based on the Group’s best estimate of the potential settlement amount. While the outcome and impact on the Group cannot be predicted with certainty, the Group believes that its ultimate liability with respect to any such matters will not have a significant impact or material adverse effect on its financial position, results of operations or cash flows. Results of operations and cash flows, however, could be significantly impacted in the reporting periods in which such matters are resolved.
Capital Commitments

(in thousands)	September 30, 2026	June 30, 2026
Committed at the reporting date but not recognized as liabilities, payable:
Sweetpea	$24,117	$24,028
EP 161	6,099	6,024
Beetaloo Joint Venture	56,634	73,322
Midstream	$6,995	$22,957
Sweetpea
Sweetpea’s committed spend as of September 30, 2026, was $24.1 million, which was related to two licenses, EP
136 with total commitments of $14.6 million and EP 143 with total commitments of $9.5 million.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November
2025, requesting an extension of the permit for a period of 18 months to January 2031. The request for this extension was not granted but the DME did grant changes to the program which varied the work program conditions for years 2 through
5, suspended the work program conditions of year 2 for a period of twelve (12) months from July 23, 2026 to July 23, 2027 and extended the term of the EP for a period of twelve (12) months from July 23, 2029 to July 23, 2030. These changes were effective as of July 23, 2026. As such, the Group maintains a minimum work program commitment of $14.6 million.
An application for EP 143 was submitted and approved by the DME in June 2026 requesting a variation of the minimum work program for years 2 and 3. The total minimum work program commitments remained the same at $9.5 million.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program which includes the drilling and stimulation of two horizontal wells, along with related geological and geophysical studies to March 2027. Our commitment through March 2027 is expected to be $6.1 million based on approved minimum work requirements. There are no minimum commitment requirements after
March 2027.
Beetaloo Joint Venture
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. On July 3, 2026, the DME approved variations to the minimum work program commitments of EP 98 for years 3, 4 and 5 and EP 117 for years 3 and 4. The DME did not approve variations to years 4 and 5 for EP 76. The terms of the

Table of Content
Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $56.6 million related to drilling and multi-stage hydraulic fracturing of four wells, and subsurface studies, with expenditure across EP 76 of $14.3 million, EP 98 of $28.1 million and EP 117 of $14.3 million.
Midstream
Committed spend remaining for the SPCF project as of September 30, 2026, was $7.0 million which was related to the remaining procurement, inspection and commissioning of the facility.
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
However, should it be determined that a liability exists with respect to any environmental cleanup or restoration, the liability to cure such a violation could still fall upon the Group. No claim has been made, nor is the Group aware of any liability which the Group may have, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto.
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
On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly-owned subsidiary of the Company, as obligors, and Macquarie, as lender. The Facility Agreement provides TR
West with A$25.0 million in availability (“Facility A”) for letters of credit and bank guarantees (“performance bonds”), and includes two additional performance bond facilities, each in the amount of A$5.0 million (“Facility B” and “Facility
C,” respectively, and collectively, the “Facilities”). Availability under the Facility B and Facility C was subject, among other conditions, to the Company raising additional capital in the amounts of at least A$62.5 million and A$75.0 million, respectively, which occurred in July 2025 following completion of that equity raise. Accordingly, the full A$35.0 million under Facilities A, B and C is available. On May 13, 2026, the Board approved an increase in the total facility limit with
Macquarie from A$35.0 million to A$40.0 million by way of a new facility of A$5.0 million (“Facility D”). In addition, several other amendments were made to the terms of the Facility Agreement, including a reduction in the minimum liquidity threshold from A$20.0 million to A$10.0 million and a reduction in the compliance reporting obligations. All
Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.
The Facilities are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The Group is required to maintain minimum liquidity of A$10.0 million and have a current ratio of at least
1:1. The Facility Agreement provides for events of default that include, among others, nonpayment of any amount due under the Facility Agreement, breach of covenants and certain events of bankruptcy or insolvency. If an event of default occurs, Macquarie will be able to, among other things, terminate the commitments immediately, declare any amounts outstanding to be due and payable in whole or in part, and exercise other rights and remedies. The Group was in compliance with all terms of the Facility Agreement as of September 30, 2026.

Table of Content
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
As of September 30, 2026, there was A$28.1 million of letters of credit issued under the Facility Agreement. As of
September 30, 2026, there was A$7.7 million of unused credit under Facility A, less than A$0.1 million of unused credit under Facility B and Facility C, and A$4.2 million of unused credit under Facility D.
Costs incurred in connection with securing the Facility Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Facility Agreement. As of September 30, 2026, total unamortized debt issuance costs were A$0.4 million. During the three months ended September 30, 2026 and 2025, the Group recorded A$0.1 million and A$0.1 million, respectively, as amortization of deferred debt issuance costs as a part of interest expense.
In December 2024, Tamboran B1 Operator signed a Development Agreement (“DA”) with APA Group (“APA”) that defines the conditions under which APA will design and construct the SPP. Under the DA, Tamboran B1 Operator is required to put in place bank guarantees that cover approximately two-thirds of APA’s projected construction cost. As of
September 30, 2026, Tamboran had drawn down A$21.7 million in bank guarantees related to the SPP. Pursuant to the Gas
Transportation Agreement (“GTA”) signed with APA, the bank guarantees will be reduced or released by APA once certain performance conditions are met and first gas has been delivered to the NT Government under the Gas Sales
Agreement (“GSA”). During the quarter ended September 30, 2026, bank guarantees of A$6.4 million were released by
APA following satisfaction of the Phase 1 release conditions in the DA. APA may call on the bank guarantees if certain defaults under the GTA remain unremedied, which in turn triggers a requirement by Tamboran B1 Operator to deposit cash amounts sufficient to cover the bank guarantees under the Facility Agreement with Macquarie.
Note 14 – Related Party Transactions
The Group has related party transactions with Mr. Bryan Sheffield (“Mr. Sheffield”). The transactions during the three months ended September 30, 2026 with this related party are as follows.
Mr. Sheffield
During the three months ended September 30, 2026 and 2025, the Group transacted with DWE and DWI, which are wholly owned by Formentera Australia Fund, LP, which is managed by Formentera Partners, LP, a private equity firm of which Mr. Sheffield serves as managing partner. Mr. Sheffield has been a shareholder in the Company since November
2021.
The Group and DWE jointly own a 50/50 joint venture referred to as TB1 and the Group and DWI jointly own a
50/50 joint venture referred to as SPCF Sub Trust (Refer Note 2).
During the three months ended September 30, 2026 and 2025, DWE’s share of expenditure for the Beetaloo Joint
Venture for which contributions were due was $34.0 million and $14.8 million, respectively. As of September 30, 2026, the Group had a joint interest billing receivable owing from DWE in the amount of $7.8 million.
During the three months ended September 30, 2026, DWI’s share of expenditure for SPCF was less than
$0.8 million, which related to the SPCF expansion project, as SPCF Sub Trust reimbursed DWI for the contributions made for the SPCF during the three months ended September 30, 2025. All SPCF expenditures, incurred during the three months ended September 30, 2026, with the exception of expenditures for the SPCF expansion, were funded through long-term debt under the Syndicated Facility. As of September 30, 2026, there were no joint interest billings owing to DWI or receivable from DWI as the expenditure is expected to be funded by the Syndicated Facility through the end of construction (Refer Note 6).

Table of Content
Note 15 – Subsequent Events
The Group has evaluated its subsequent events occurring after September 30, 2026, through November 12, 2026, which represents the date these condensed consolidated financial statements were available to be issued. Other than as described below, no subsequent events have been identified that would require disclosure in these condensed consolidated financial statements.
Compulsory Acquisition of Falcon Australia Minority Shareholders
On November 10, 2026, the Company funded the required escrow account for the compulsory acquisition of the remaining Falcon Australia minority shareholders for total cash consideration of A$4.1 million. The cash consideration is expected to be distributed to the minority shareholders in the second quarter.
H&P Rig Lease Standby
On November 11, 2026, the Group entered into a letter agreement (the “Letter Agreement”) with H&P amending the
Onshore Drilling Contract dated September 9, 2022 for H&P Rig 469 (the “Drilling Contract”). Under the Letter
Agreement, H&P agreed to a reduced standby rate for up to 180 days. This reduced rate starts when the current drilling campaign ends and lasts until operations resume or 180 days, whichever is earlier. If operations have not resumed after 180 days, the full standby rate under the Drilling Contract applies again. In exchange, the fixed minimum term of the Drilling
Contract will be extended by 1.5 days for each day the reduced standby rate applies.

Table of Content
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our condensed consolidated financial statements, the accompanying notes to the condensed consolidated financial statements and other financial information included in this report and in our Annual Report on Form 10-K for the year ended June 30,
2026. For further information on items that could impact our financial condition and operating performance, see the section entitled “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended June 30,
2026, and “Cautionary Note Regarding Forward-Looking Statements” in this report.
The following tables present selected financial information for the periods presented (in thousands):

	Three months ended September 30,
	2026	2025

Revenue and other operating income	$—	$—
Operating costs and expenses:
Compensation and benefits, including stock-based compensation	(3,394)	(1,994)
Consultancy, legal and professional fees	(4,422)	(1,822)
Depreciation and amortization	(2)	(2)
Accretion of asset retirement obligations	(811)	(289)
Exploration expense	(1,033)	(682)
Camp (expense) recoveries, net	(23)	(1,629)
LNG feasibility study expense	(8)	(191)
General and administrative	(2,162)	(1,598)
Total operating costs and expenses	(11,855)	(8,205)
Other income (expense):
Interest income (expense), net	1,428	(305)
Foreign exchange gain (loss), net	(2,108)	(551)
Other income (expense), net	1	—
Total other income (expense)	(679)	(856)
Net loss	(12,534)	(9,061)
Foreign currency translation	12,364	1,738
Total comprehensive income (loss) attributable to noncontrolling interest	767	(1,003)
Total comprehensive loss attributable to redeemable noncontrolling interest	5	—
Total comprehensive income (loss) attributable to Tamboran Resources stockholders	$(942)	$(6,320)

Table of Content
Results of Operations for the Three Months Ended September 30, 2026 and 2025
Revenue and other operating income. Commissioning of the SPCF commenced on August 26, 2026, and initial gas sales from the Group’s Shenandoah South 2 pad commenced in early September 2026. As the Pilot Project remained in the commissioning phase as of September 30, 2026, we did not recognize any revenue and other operating income during the three months ended September 30, 2026 and 2025, respectively.
Compensation and benefits, including stock-based compensation. Compensation and benefits, including stock-based compensation, increased by $1.4 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The period on period movement was a result of lower stock-based compensation expense in the comparative period as a result of forfeitures associated with employees who left the Group. Additionally, increased headcount in the current period relative to the prior year period resulted in an increase in compensation and benefits.
Consultancy, legal and professional fees. Consultancy, legal and professional fees increased by $2.6 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to expenses incurred related to options issued to former Falcon executives under the consulting agreements entered into in connection with the Falcon Acquisition as well as increased legal and other professional fees related to checkerboarding and other activities in the current period.
Accretion of asset retirement obligations expense. For the three months ended September 30, 2026, an expense for accretion of asset retirement obligations of $0.8 million was recognized. The recognition of such an expense was primarily due to the accretion of asset retirement obligation liabilities in relation to all EPs, inclusive of EPs 76, 98, 117, 136 and
161, as well as the SPCF pad and Mako Trough assets. The incremental expense period over period is driven by the wells drilled in prior fiscal year along with wells acquired as part of the Falcon Acquisition which had a full quarter of accretion in the current period.
Exploration expense. For the three months ended September 30, 2026, the exploration expense increased by $0.4 million as compared to the three months ended September 30, 2025, as the current period had increased activity for topographical, geological and geophysical studies and other indirect expenditures relating to the non-operated joint venture while the prior period focused on the drilling of SS2-1H, SS2-3H, and SS2-5H, resulting in a larger portion of costs capitalized.
Camp expense recoveries, net. For the three months ended September 30, 2026, expenses for the field camp of less than $0.1 million were recognized primarily related to camp utilization, camp services and related consumables. These costs are offset by recoveries from external parties who utilize the camp.
General and administrative. General and administrative costs during the three months ended September 30, 2026 increased by $0.6 million, as compared to the three months ended September 30, 2025 primarily due to increased expenses related to headcount.
Interest income (expense), net. Interest income, net increased by $1.7 million during the three months ended
September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to interest received from higher cash at bank and term deposits during the period.
Foreign currency translation. For the three months ended September 30, 2026, we recognized a foreign currency translation gain of $12.4 million, primarily due to the strengthening of the Australian Dollar as of September 30, 2026, as
compared to June 30, 2026. In the three months ended September 30, 2025, we recognized a foreign currency translation gain of $1.7 million, primarily due to the strengthening of the Australian Dollar as of September 30, 2025, as compared to
June 30, 2025. Foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at fiscal year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized on our condensed consolidated statement of operations and comprehensive loss.
Income tax expense. We have no income tax expense due to operating losses incurred for the three months ended
September 30, 2026, and 2025. We have provided a full valuation allowance on our net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during a foreseeable future period. Management will continue to assess the potential for realizing deferred tax assets based upon income forecast data and the feasibility of future tax planning strategies and may record adjustments to the

Table of Content
valuation allowance against deferred tax assets in future periods, as appropriate, that could have a material impact on the condensed consolidated statement of operations and comprehensive loss.

Table of Content
Liquidity and Capital Resources
We are an exploration and appraisal stage company and will continue to be so until substantial production from our natural gas properties. We do not expect to generate any substantial revenue from production until early calendar year
2027, at the earliest, which will depend upon successful drilling results, completion of commissioning of the SPCF, additional and timely capital funding, and access to suitable infrastructure. Until then, our primary sources of liquidity are expected to be cash on hand and funds from future private and public equity placements, debt funding and/or asset sales.
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
For the remainder of the fiscal year ending June 30, 2027, we estimate that we will need to invest approximately
$61.0 million to progress our Pilot Project development plans. We expect cash on hand and available funds from the committed undrawn portion of the Syndicated Facility to be sufficient to fund the remaining drilling and stimulation costs of the SS1-6H, SS1-4H and SS1-2H wells for production tie-in during 2027 and remaining SPCF commissioning costs.
However, we may require significant additional funds after June 30, 2027, in order to execute our strategy as planned.
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
Cash and Cash Equivalents
The following table summarizes our key measures of liquidity for the periods indicated (in thousands).

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$160,092	$219,135
As of September 30, 2026, we had $160.1 million of non-escrow cash and cash equivalents. This balance represents a decrease of $59.0 million from June 30, 2026. Cash calls received and proceeds from the Syndicated Facility during the period were primarily offset by spending from operations on the SS1-6H, SS1-4H and SS1-2H pilot wells, construction of the SPCF and other corporate expenditure in the fiscal period.

Table of Content
Capital Commitments
We had the following five-year capital commitments as of the periods indicated (in thousands), which are not recognized as liabilities or payables on the condensed consolidated balance sheet:

	September 30, 2026	June 30, 2026
Capital commitments:
Sweetpea	$24,117	$24,028
EP 161	6,099	6,024
Beetaloo Joint Venture	56,634	73,322
Midstream	$6,995	$22,957
Sweetpea
Sweetpea’s committed spend as of September 30, 2026, was $24.1 million, which was related to two licenses, EP
136 with total commitments of $14.6 million and EP 143 with total commitments of $9.5 million.
A renewal application for EP 136 was submitted to the Department of Mining and Energy (“DME”) in November
2025, requesting an extension of the permit for a period of 18 months to January 2031. The request for this extension was not granted but the DME did grant changes to the program which varied the work program conditions for years 2 through
5, suspended the work program conditions of year 2 for a period of twelve (12) months from July 23, 2026 to July 23, 2027 and extended the term of the EP for a period of twelve (12) months from July 23, 2029 to July 23, 2030. These changes were effective as of July 23, 2026. As such, the Group maintains a minimum work program commitment of $14.6 million.
An application for EP 143 was submitted and approved by the DME in June 2026 requesting a variation of the minimum work program for years 2 and 3. The total minimum work program commitments remained the same at $9.5 million.
EP 161
For the EP 161 working interest, we are obligated to contribute our share of expenses to uphold our stake in this permit, for which Santos Limited is the operator. An application was approved in December 2025 to extend the term of the exploration permit and the required work program which includes the drilling and stimulation of two horizontal wells, along with related geological and geophysical studies to March 2027. Our commitment through March 2027 is expected to be $6.1 million based on the minimum work requirements. There are no minimum commitment requirements after March
2027.
Beetaloo Joint Venture
A variation application was submitted to DME in September 2025 to vary the minimum work program for years 3, 4 and 5. On July 3, 2026, the DME approved variations to the minimum work program commitments of EP 98 for years 3, 4 and 5 and EP 117 for years 3 and 4. The DME did not approve variations to years 4 and 5 for EP 76. The terms of the
Beetaloo Joint Venture continue to necessitate specific minimum work obligations through May 2028. These commitments include an expected spend of $56.6 million related to drilling and multi-stage hydraulic fracturing of four wells, 3D seismic survey, and subsurface studies, with expenditure across EP 76 of $14.3 million, EP 98 of $28.1 million and EP 117 of
$14.3 million.
Midstream
Committed spend remaining for the SPCF project as of September 30, 2026, was $7.0 million which was related to the remaining procurement, engineering, construction, testing, inspection and commissioning of the facility.
Other Commitments and Contingencies
On December 19, 2024, TR Ltd., as guarantor, entered into the Facility Agreement with TR West, as borrower, each a wholly owned subsidiary of the Company, as obligors, and Macquarie, as lender. The Facility Agreement provides TR
West with Facility A amounting to A$25.0 million in availability for performance bonds and includes potential additional
Facility B and Facility C each amounting to A$5.0 million. Availability under the Facility B and Facility C was subject, among other conditions, to the Company raising additional capital in the amounts of at least A$62.5 million and A$75.0

Table of Content
million, respectively, which occurred in July 2025 following completion of that equity raise. Accordingly, the full A$35.0 million under Facilities A, B and C is available. On May 13, 2026, the Board approved an increase in the total facility limit with Macquarie from A$35.0 million to A$40.0 million by way of a new facility of A$5.0 million (“Facility D”). All
Facilities terminate on December 19, 2027. The obligations under the Facility Agreement are unconditionally guaranteed on a senior secured basis by TR Ltd.
As of September 30, 2026, there was A$28.1 million of letters of credit issued under the Facility Agreement. As of
September 30, 2026, there was A$7.7 million of unused credit under Facility A, less than A$0.1 million of unused credit under Facility B and Facility C, and A$4.2 million of unused credit under Facility D.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended September 30,
	2026	2025
Statement of Cash Flows:
Net cash used in operating activities	$(10,176)	$(13,799)
Net cash used in investing activities	(94,392)	(28,434)
Net cash from financing activities	$41,182	$37,937
Net Cash Used in Operating Activities
For the three months ended September 30, 2026, net cash used in operating activities was $10.2 million during which we incurred a net loss of $12.5 million compared to net cash used in operating activities for the three months ended
September 30, 2025 of $13.8 million, during which we incurred a net loss of $9.1 million. The net loss for the three months ended September 30, 2026, included the non-cash impacts of depreciation and amortization, stock-based compensation, performance bond facility fees, accretion of asset retirement obligations, interest income, interest expense, and foreign exchange differences. Additionally, in the three months ended September 30, 2026, net unfavorable changes in operating assets and liabilities totaled $3.5 million, primarily consisting of a $3.7 million decrease in accounts payable and accrued expenses due to timing of our pay cycle during the fiscal period, a less than $0.1 million decrease in trade and other receivables and a $0.2 million decrease in prepaid expenses and other assets.
Net Cash Used in Investing Activities
For the three months ended September 30, 2026, net cash used in investing activities was $94.4 million compared to
$28.4 million for the three months ended September 30, 2025. In the period ended September 30, 2026, there was spend on exploration and evaluation activities of $73.3 million in connection with the drilling of the SS1-6H, SS1-4H and SS1-2H pilot wells, expenditure of $10.5 million related to the SPCF, $10.4 million of Falcon Acquisition transaction costs settled during the period, $0.3 million related to interest on financing lease liabilities, $0.3 million related to the acquisition of land in Elliott and $1.6 million related to interest on borrowings under our SPCF Syndicated Facility Agreement, offset by a cash refund of $2.1 million for Research and Development received by Falcon Australia.
Net Cash from Financing Activities
For the three months ended September 30, 2026, net cash received from financing activities was $41.2 million compared to $37.9 million received for the three months ended September 30, 2025. The increase was primarily due to
$13.1 million of proceeds from the Syndicated Facility, $28.3 million attributable to contributions from noncontrolling interest holders to fund their share of cash calls and an increased accrual of $0.5 million related to unpaid performance bond facility fees, partially offset by repayments of finance lease liabilities of $0.7 million.
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

Table of Content
The impact of, and any associated risks related to, estimates and assumptions are discussed within Management’s
Discussion and Analysis of Financial Condition and Results of Operations, as well as in the Notes to the Condensed
Consolidated Financial Statements, if applicable, where estimates and assumptions affect the Group’s reported and expected financial results.
For additional information on our critical accounting estimates, refer to Management's Discussion and Analysis of
Critical Accounting Estimates included in Part II, Item 7 of the Group's Annual Report on Form 10-K for the year ended
June 30, 2025, as filed with SEC on September 25, 2025. There have been no material changes in critical accounting estimates at September 30, 2026 from those described in the Group’s Annual Report on Form 10-K for the year ended
June 30, 2026.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required.
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) as of September 30, 2026. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness disclosed in our Annual Report on Form 10-K for the years ended June 30,
2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management determined that the previously disclosed material weakness in its internal control over financial reporting continue to exist at September 30, 2026, specifically:
i) we failed to effectively document management review procedures to validate the completeness and accuracy of transactions and to clearly define and evidence the processes used and the criteria and judgment applied in the performance of critical business processes; and
ii) we failed to fully resolve identified segregation of duties conflicts with system access for designated business and IT privileged users, and as a result the related user access and application change management procedures could not be relied upon for select Company systems.
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
Our planned internal control remediation efforts, which are underway, include:
•During fiscal year 2025, we engaged an internal audit firm to assist with the documentation of our processes and internal controls over financial reporting. During the first quarter of fiscal year 2027, management, with the help of the internal audit firm, continued to document and evidence management review procedures across our key business and IT processes. Assessments are currently in progress to conclude on design and operating effectiveness and determine additional actions needed in support of remediation of this material weakness. We continue to provide training to control owners, supported by external consultants, as appropriate, in support of an effective internal control framework, including how to sufficiently document and evidence the operation of internal controls. We will continue to hire accounting and finance personnel, or engage technical specialists, who possess the required technical knowledge to ensure reporting requirements are met and segregation of duties are

Table of Content
maintained, and procedures for determining, communicating, implementing, and monitoring controls over the period-end financial close and reporting processes are formally documented.
•With respect to segregation of duties within our information technology systems, we have restricted administrator access in certain systems and are implementing mitigating controls where restriction is not practicable. We are also implementing a formal segregation of duties review process across our in-scope systems and are updating our change management policy and related documentation requirements. Management also plans to implement remediation actions, including role redesign, enhanced supervisory review controls, mitigating manual controls, and system‑based restrictions where appropriate, to strengthen segregation of duties and mitigate the risk of error or inappropriate transactions.
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

Table of Content
Changes in Internal Control Over Financial Reporting
Except for the implementation of our remediation plans in connection with the material weakness described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule
15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
Part II - Other Information
Item 1. Legal Proceedings
As of the date of this report, we are not a party to any material pending legal proceedings, nor are we aware of any material civil proceeding or government authority contemplating any legal proceeding, and to our knowledge, no such proceedings by or against us have been threatened. We anticipate that we and our subsidiaries may from time to time in the future become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings, and we cannot assure you that their ultimate disposition will not have a material adverse effect on our business, financial condition, cash flows or results of operations.
Item 1A. Risk Factors
There are numerous factors that affect our business and operating results, many of which are beyond our control.
There have been no material changes in risk factors for the quarterly period ended September 30, 2026 from those described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Table of Content
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On July 23, 2026, the Company issued 60,259 shares of common stock (including in the form of CDIs) to FOGA minority shareholders in exchange for their FOGA minority stock, as described in Note 8. The shares were issued in reliance upon the exemption from the registration requirements provided under Regulation S promulgated under the
Securities Act of 1933, as amended (the “Securities Act”), or Section 4(a)(2) of the Securities Act.
Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors
None.
(c) Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of
Regulation S-K.

Table of Content
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
101
Financial statements from the Quarterly Report on Form 10-Q of Tamboran Resources Corporation for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the
Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and
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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Tamboran Resources Corporation
Date: November 12, 2026
/s/ Eric Dyer
Eric Dyer
Chief Financial Officer